Form 10QSB
period 2000-03-31
UNITED SERVICE ATTENDANTS INC
filed 2000-05-15
CIK 1103720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2000

Commission file no.   29197


                         United Service Attendants, Inc.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Florida                                       65-0950421
------------------------------------                -----------------------
(State or other jurisdiction of                     (I.R.S.Employer
incorporation or organization)                          Identification No.)

4718 Lillian Avenue
Palm Beach Gardens, FL                                    33418
------------------------------------------          -----------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number: (561) 694-9321

Securities to be registered under Section 12(b) of the Act:

     Title of each class                                Name of each exchange
                                                         on which registered
           None                                                   None
-----------------------------------                -----------------------------

Securities to be registered under Section 12(g) of the Act:

                    Common Stock, $.0001 par value per share
            --------------------------------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                      Donald F. Mintmire
                                      Mintmire & Associates
                                      265 Sunrise Avenue, Suite 204
                                      Palm Beach, FL 33480
                                      Tel: (561) 832-5696 - Fax: (561) 659-5371

     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                Yes  X               No
                    ----                ----

     As of March 31, 2000, there are 5,650,000 shares of voting stock of the registrant issued and outstanding.

PART I

Item 1.      Financial Statements



United Service Attendants, Inc.

INDEX TO THE FINANCIAL STATEMENTS


Independent Auditor's Report.............................................F-2

Balance Sheet............................................................F-3

Statement of Operations and Accumulated Deficit..........................F-4

Statement of Cash Flows..................................................F-5

Notes to Financial Statements............................................F-6

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Board of Directors and Stockholders
United Service Attendants, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of United Service Attendants, Inc. (a Florida corporation and a development stage company) as of March 31, 2000, and the related statements of Operation and Deficit accumulated during the development stage, and Cash Flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of United Service Attendants, Inc.

A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based upon our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception. The Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. Management's plan regarding those matters also are described in Note D. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





/s/ Dorra Shaw & Dugan
Certified Public Accountants
May 12, 2000

UNITED SERVICE ATTENDANTS, INC.
(A Development Stage Company)

BALANCE SHEET



March 31,                                                                                   2000
--------------------------------------------------------------------------- --------------------
ASSETS

Current Assets:
    Cash                                                                     $             6,000
--------------------------------------------------------------------------- --------------------

TOTAL CURRENT ASSETS                                                                       6,000
--------------------------------------------------------------------------- --------------------

                                                                             $             6,000
--------------------------------------------------------------------------- --------------------

LIABILITIES

Current Liabilities:
    Accrued expenses                                                         $             2,000
--------------------------------------------------------------------------- --------------------


TOTAL CURRENT LIABILITIES                                                                  2,000
--------------------------------------------------------------------------- --------------------

                                                                                           2,000
--------------------------------------------------------------------------- --------------------

STOCKHOLDERS' EQUITY

    Common stock - $.0001 par value - 50,000,000 shares authorized
          5,650,000 shares issued and outstanding                                            565
    Preferred stock - No par value - 10,000,000 shares authorized
          No shares issued or outstanding                                                      -
    Additional paid-in-capital                                                            10,365
    Deficit accummulated during the development stage                                     (6,930)
--------------------------------------------------------------------------- --------------------

TOTAL STOCKHOLDERS' EQUITY                                                                 4,000
--------------------------------------------------------------------------- --------------------

                                                                             $            10,000
--------------------------------------------------------------------------- --------------------

UNITED SERVICE ATTENDANTS, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS AND  DEFICIT
ACCUMULATED DURING THE DEVELOPMENT STAGE




For the six months ended March 31,                                                      2000
-------------------------------------------------------------------------- ------------------

Revenues                                                                   $                -
-------------------------------------------------------------------------- ------------------

Operating expenses:
        Professional fees                                                               6,000
-------------------------------------------------------------------------- ------------------

Total  operating expenses                                                               6,000
-------------------------------------------------------------------------- ------------------

Loss before income taxes                                                               (6,000)
Income  taxes                                                                               -
-------------------------------------------------------------------------- ------------------

Net loss                                                                               (6,000)
Deficit accumulated during the
        development stage  -  October 1, 1999                                            (930)
-------------------------------------------------------------------------- ------------------

Deficit accumulated during the
        development stage  -  December 31, 1999                            $           (6,930)
-------------------------------------------------------------------------- ------------------


Net loss per share                                                         $           (0.001)
-------------------------------------------------------------------------- ------------------

Weighted average shares of
        common stock                                                                4,037,038
-------------------------------------------------------------------------- ------------------

UNITED SERVICE ATTENDANTS, INC.

(A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





-----------------------------------------------------------------------------------------------------------
                                                                      Additional
                                      Number of  Preferred   Common    Paid - In   Deficit
                                         Shares   Stock      Stock     Capital     Accumulated   Total
------------------------------------- ---------- ---------  --------  ----------  -----------  ------------
Beginning balance:

    May 11, 1994  - Services          4,650,000  $      -   $    465  $      465  $       -    $     930
    (Date of Inception)
    November 14, 1999 - Stock
    Split - 5000 to 1

Issuance of Common Stock:

    December 29, 1999                 1,000,000         -        100       9,900          -       10,000


Deficit accumulated during
    the development stage                    -          -          -           -     (6,930)      (6,930)
------------------------------------- ----------  --------  --------  ----------  -----------  ------------


Balance - March 31, 1999              5,650,000   $     -   $    565  $   10,365  $  (6,930)   $   4,000
------------------------------------- ----------  --------  --------  ----------  -----------  ------------

UNITED SERVICE ATTENDANTS, INC.
(A Development Stage Company)


Statement of Cash Flows



For the six months ended March 31,                                                   2000
--------------------------------------------------------------- -------------------------

Operating Activities:

           Net loss                                                $              (6,000)
     Adjustments to reconcile net loss to net cash
          used by operating activities:
               Increase in:
                   Accrued expenses                                                2,000
--------- ---- ------------------------------------------------ -------------------------

Net cash used by operating activities                                             (4,000)
--------------------------------------------------------------- -------------------------

Financing activities:
     Issuance of Common Stock                                                     10,000
--------------------------------------------------------------- -------------------------

Net cash provided by financing activities                                         10,000
--------------------------------------------------------------- -------------------------

Net increase in cash                                                               6,000
--------------------------------------------------------------- -------------------------

Cash - March 31, 2000                                                 $            6,000
--------------------------------------------------------------- -------------------------

                         UNITED SERVICE ATTENDANTS, INC.
                          NOTES TO FINANCIAL STATEMENTS



Note A - Summary of Significant Accounting Policies:

Organization

United Service Attendants, Inc. (a development stage company) is a Florida Corporation organized to provide service attendants at airports. The Company failed in its attempt to implement its initial business plan and during December 1994 abandoned its efforts. The Company had no operations for the period prior to December 1994. The Company was inactive and there were no transactions from December 1994 to the date of reinstatement by the State of Florida on October 13, 1999 that affect the balances reflected in the financial statements as of October 1, 1999.

The Company has a new business plan, which was adopted on or about November 1, 1999, which is to engage in seeking potential operating businesses and business opportunities with the intent to acquire or merge with such businesses. The assets of the Company will be used for its expenses of operation to implement this plan.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30 year-end.

Start - Up Costs

Start - up and organization costs are being expensed as incurred.

Loss Per Share

The computation of loss per share of common stock is based on the weighted average number of shares outstanding at the date of the financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Interim Financial Statements

The March 31,2000 interim financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note B - Stockholders' Equity:

On May 11, 1994, the Company issued 930 shares of common stock, in lieu of cash, for the fair market value of services rendered by its initial stockholders. On November 14, 1999, the company effected a forward stock split at the rate of 5,000 to 1, increasing issued and outstanding stock to 4,650,000. On December 29, 1999, the company sold a total of 1,000,000 additional shares of common stock for the sum of $10,000.

The $6,000 in  professional  fees  includes  the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At March 31, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 5,650,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of March 31, 2000.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $6,000 that may be offset against future taxable income. If not used, the carry forward will expire in 2019.

The amount recorded as deferred tax assets, cumulative as of March 31, 2000 is $1,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.


Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through March 31, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 2.    Management's Discussion and Analysis or Plan of Operation

           The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically William W. Wilson (see Item 4, Security Ownership of Certain Beneficial Owners and Management - William W. Wilson is the controlling shareholder). Mr. Wilson has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Mr. Wilson to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

           In the opinion of management, inflation has not and will not have a material effect on the operations of the Company until such time as the Company successfully completes an acquisition or merger. At that time, management will evaluate the possible effects of inflation on the Company as it relates to its business and operations following a successful acquisition or merger.

           Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Plan of Operation

           During the next twelve months, the Company will actively seek out and investigate possible business opportunities with the intent to acquire or merge with one or more business ventures. In its search for business opportunities, management will follow the procedures outlined in Item 1 above. Because the Company has limited funds, it may be necessary for the sole officer and director to either advance funds to the Company or to accrue expenses until such time as a successful business consolidation can be made. Management intends to hold expenses to a minimum and to obtain services on a contingency basis when possible. Further, the Company's directors will defer any compensation until such time as an acquisition or merger can be accomplished and will strive to have the business opportunity provide their remuneration. However, if the Company engages outside advisors or consultants in its search for business opportunities, it may be necessary for the Company to attempt to raise additional funds. As of the date hereof, the Company has not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event the Company does need to raise capital most likely the only method available to the Company would be the private sale of its securities. Because of the nature of the Company as a development stage company, it is unlikely that it could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. There can be no assurance that the Company will able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on terms acceptable to the Company.

           The Company does not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is convinced that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operations -For the Six Months Ending March 31, 2000

Financial Condition, Capital Resources and Liquidity

           For the six months ending March 31, 2000, the Company had assets totaling $6,000 and liabilities of $ 2,000. The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

Net Operating Losses

           The Company has net operating loss carry-forwards of $6,000 expiring in 2019. The company has a $1,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

Year 2000 Compliance

           The Company did not experience any material negative impact to its operations as a result of the Year 2000 calendar change. The Company did not experience any material impact to its financial condition as a result of becoming Year 2000 compliant. The Company does not anticipate any material disruption in its operations in the future as a result of the Year 2000 calendar change.

Forward-Looking Statements

           This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

           The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2.              Changes in Securities and Use of Proceeds

           None

Item 3.              Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending March 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.              Other Information

           None

Item 6.              Exhibits and Reports on Form 8-K

     (a)   The exhibits  required to be filed herewith by Item 601 of Regulation
           S-B,  as  described  in  the   following   index  of  exhibits,   are
           incorporated herein by reference, as follows:

Exhibit No.      Description
----------------------------------------------------------------------
3(i).1               Articles of Incorporation filed May 11, 1994

3(i).2               Articles of Amendment filed November 9, 1999

3(ii).1              By-laws

27.1     Financial Data Schedule

-----------------------------------------------------

(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.
*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   Signatures

           In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                            United Service Attendants, Inc.
                                      (Registrant)

Date: May 15, 2000          BY: /s/ William W. Wilson
                            -----------------------------------------
                                   William W. Wilson President

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Date                 Signature                           Title

   May 15, 2000         BY: /s/William W. Wilson
                        -------------------------
                            William W. Wilson         Director, President,
                                                      Secretary, Treasurer