Form 10QSB
period 2000-06-30
UNITED SERVICE ATTENDANTS INC
filed 2000-08-15
CIK 1103720

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2000

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

         As of June 30, 2000, there are 5,650,000 shares of voting stock of the registrant issued and outstanding.


PART I

Item 1.      Financial Statements





United Service Attendants, Inc.


INDEX TO THE FINANCIAL STATEMENTS


Independent Accountant's Review Report.....................................F-2

Balance Sheet..............................................................F-3

Statement of Operations and Accumulated Deficit............................F-4

Statement Changes in Stockholders' Equity..................................F-5

Statement of Cash Flows....................................................F-6

Notes to Financial Statements..............................................F-7

                               Dorra Shaw & Dugan
                          Certified Public Accountants

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Stockholders
United Service Attendants, Inc.
Palm Beach, Florida


We have reviewed the accompanying balance sheet of United Service Attendants, Inc. (a Florida corporation and a development stage company) as of June 30, 2000, and the related statements of Operation and Deficit accumulated during the development stage, and Cash Flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of United Service Attendants, Inc.

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



/s/ Dorra Shaw & Dugan
Certified Public Accountants
August 11, 2000

                     270 South County Road * Palm Beach, FL
               33480 Telephone (561) 822-9955 * Fax (561) 832-7580
                              Website: dsd-cpa.cpm

UNITED SERVICE ATTENDANTS, INC.
(A Development Stage Company)

BALANCE SHEET



June 30,                                                                  2000
--------------------------------------------------------------------- ------------------
ASSETS

Current Assets:
    Cash                                                              $           5,350
--- ----------------------------------------------------------------- ------------------

TOTAL CURRENT ASSETS                                                              5,350
--------------------------------------------------------------------- ------------------

                                                                      $            5,350
--- ----------------------------------------------------------------- ------------------

LIABILITIES

Current Liabilities:
    Accrued expenses                                                  $           2,000
--- ----------------------------------------------------------------- ------------------


TOTAL CURRENT LIABILITIES                                                         2,000
--------------------------------------------------------------------- ------------------

                                                                                  2,000
--- ----------------------------------------------------------------- ------------------

STOCKHOLDERS' EQUITY

    Common stock - $.0001 par value - 50,000,000 shares authorized
          5,650,000 shares issued and outstanding                                   565
    Preferred stock - No par value - 10,000,000 shares authorized
          No shares issued or outstanding                                             -
    Additional paid-in-capital                                                   10,365
    Deficit accummulated during the development stage                            (7,580)
--- ----------------------------------------------------------------- ------------------

TOTAL STOCKHOLDERS' EQUITY                                                        3,350
--------------------------------------------------------------------- ------------------

                                                                      $           5,350
--- ----------------------------------------------------------------- ------------------


                 See Accompanying Notes to Financial Statements

UNITED SERVICE ATTENDANTS, INC.
(A Development Stage Company)


STATEMENT OF OPERATIONS AND  DEFICIT
     ACCUMULATED DURING THE DEVELOPMENT STAGE




For the nine months ended June 30,                                         2000
------------------------------------------------------------------    -----------------------
Revenues                                                              $                 -
------------------------------------------------------------------    -----------------------

Operating expenses:
       Professional fees                                                            6,500
       Taxes and licenses                                                             150
------------------------------------------------------------------    -----------------------

Total  operating expenses                                                           6,650

------------------------------------------------------------------    -----------------------

Loss before income taxes                                                           (6,650)
Income  taxes                                                                            -
------------------------------------------------------------------    -----------------------

Net loss                                                                           (6,650)

Deficit accumulated during the
       development stage  -  October 1, 1999                                         (930)
-------------------------------------------------------------------   ----------------------

Deficit accumulated during the
       development stage  -  June 30, 2000                            $           (7,580)

-------------------------------------------------------------------   ----------------------


Net loss per share                                                    $           (0.001)
-------------------------------------------------------------------   ----------------------


                 See Accompanying Notes to Financial Statements

UNITED SERVICE ATTENDANTS, INC.

(A Development Stage Company)


STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY





--- -----------------------------------------------------------------------------------------------------------------

                                                                                Additional
                                               Number of   Preferred   Common   Paid - In       Deficit
                                                  Shares     Stock      Stock    Capital      Accumulated      Total
--- ---------------------------------------- ------------ ----------- ---------  ---------- -------------- ----------
Beginning balance:

    May 11, 1994  - Services                   4,650,000  $      -   $    465   $      465  $          -   $     930
    (Date of Inception)
    November 14, 1999 - Stock
    Split - 5000 to 1

Issuance of Common Stock:

    December 29, 1999                          1,000,000         -        100        9,900             -      10,000


Deficit accumulated during
                      the development stage            -         -          -            -        (7,580)     (7,580)
--- ---------------------------------------------------- ----------- ---------  ------------ ------------- ----------


Balance - June 30, 2000                        5,650,000  $      -   $    565   $   10,365   $    (7,580)  $    3,350
--- ---------------------------------------------------- ----------- ---------  ------------ ------------- ----------


                 See Accompanying Notes to Financial Statements

UNITED SERVICE ATTENDANTS, INC.
(A Development Stage Company)


Statement of Cash Flows



For the nine months ended June 30,                               2000
---------------------------------------------------------- ---------------------
Operating Activities:

     Net loss                                              $             (6,500)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
             Increase in:
                 Accrued expenses                                         2,000
---- --- --- --- ----------------------------------------- ---------------------


Net cash used by operating activities                                    (4,650)
---------------------------------------------------------- ---------------------


Financing activities:
     Issuance of Common Stock                                            10,000
---- ----------------------------------------------------- ---------------------


Net cash provided by financing activities                                10,000
---------------------------------------------------------- ---------------------


Net increase in cash                                                      5,350
---------------------------------------------------------- ---------------------


Cash - June 30, 2000                                        $             5,350
---------------------------------------------------------- ---------------------


                 See Accompanying Notes to Financial Statements

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

Interim Financial Statements

The June 30,2000 interim financial statements include all adjustments, which in the opinion of management are necessary in order to make the financial statements not misleading.

UNITED SERVICE ATTENDANTS, INC
NOTES TO FINANCIAL STATEMENTS


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

The $6,500 in  professional  fees  includes  the costs and expenses of legal and
accounting   service   associated   with  the  preparation  and  filing  of  the
registration statement.

At June 30, 2000, the Company had authorized 50,000,000 shares of $.0001 par value common stock and had 5,650,000 shares of common stock issued and outstanding. In addition, the Company authorized 10,000,000 shares of preferred stock with the specific terms; conditions, limitations and preferences to be determined by the Board of Directors. None of the preferred stock was issued and outstanding as of June 30, 2000.

Note C - Income Taxes:

The Company has a net operating loss carry forward of $6,500 that may be offset against future taxable income. If not used, the carry forward will expire in 2020.

The amount recorded as deferred tax assets, cumulative as of June 30, 2000 is $1,000, which represents the amounts of tax benefits of loss carry-forwards. The Company has established a valuation allowance for this deferred tax asset of $1,000, as the Company has no history of profitable operations.


Note D - Going Concern:

The Company's financial statements are prepared using generally accepted accounting principles applied to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred losses from its inception through June 30, 2000. It has not established revenues sufficient to cover operating costs and to allow it to continue as a going concern. Management plans currently provide for experts to secure a successful acquisition or merger partner so that it will be able to continue as a going concern. In the event such efforts are unsuccessful, contingent plans have been arranged to provide that the current Director of the Company is to fund required future filings under the 34 Act, and existing shareholders have expressed an interest in additional funding if necessary to continue the Company as a going concern.

Item 2. Management's Discussion and Analysis or Plan of Operation

         The Company is considered a development stage company with limited assets or capital, and with no operations or income since approximately 1996. The costs and expenses associated with the preparation and filing of this registration statement and other operations of the Company have been paid for by a shareholder, specifically William W. Wilson. Mr. Wilson has agreed to pay future costs associated with filing future reports under Exchange Act of 1934 if the Company is unable to do so. It is anticipated that the Company will require only nominal capital to maintain the corporate viability of the Company and any additional needed funds will most likely be provided by the Company's existing shareholders or its sole officer and director in the immediate future. Current shareholders have not agreed upon the terms and conditions of future financing and such undertaking will be subject to future negotiations, except for the express commitment of Mr. Wilson to fund required 34 Act filings. Repayment of any such funding will also be subject to such negotiations. However, unless the Company is able to facilitate an acquisition of or merger with an operating business or is able to obtain significant outside financing, there is substantial doubt about its ability to continue as a going concern.

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

Results of Operations -For the Nine Months Ending June 30, 2000

Financial Condition, Capital Resources and Liquidity

         For the nine months ending June 30, 2000, the Company had assets totaling $5,350 and liabilities of $2,000. The Company's working capital is presently minimal and there can be no assurance that the Company's financial condition will improve. The Company is expected to continue to have minimal working capital or a working capital deficit as a result of current liabilities.

Net Operating Losses

         The Company has net operating loss carry-forwards of $6,500 expiring in 2020. The company has a $1,000 deferred tax asset resulting from the loss carry-forwards, for which it has established a 100% valuation allowance. Until the Company's current operations begin to produce earnings, it is unclear as to the ability of the Company to utilize such carry-forwards.

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

         None

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending June 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.      Description
--------------------------------------------------------------
3(i).1            Articles of Incorporation filed May 11, 1994

3(i).2            Articles of Amendment filed November 9, 1999

3(ii).1           By-laws

27.1     *        Financial Data Schedule

-----------------------------------------------------
(1) Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

*        Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   Signatures

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

                         United Service Attendants, Inc.
                               (Registrant)

Date: August 15, 2000    BY: /s/ William W. Wilson
                            -----------------------
                            William W. Wilson,  President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date                        Signature                     Title

August 15, 2000     BY: /s/ William W. Wilson
                    ----------------------------
                            William W. Wilson          Director, President,
                                                       Secretary, Treasurer