Form 10QSB
period 2001-03-31
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2001

Commission file no.: 000-29197

                         UNITED SERVICE ATTENDANTS, INC.
          ------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

         Florida                                         65-0950421
------------------------------------                  -----------------------
(State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                        Identification No.)

4878 Ronson Ct., San Diego, CA                                92111
------------------------------------------            -----------------------
(Address of principal executive offices)              (Zip Code)

Issuer's telephone number: (858) 243-2615

Securities registered under Section 12(b) of the Act:

     Title of each class                              Name of each exchange
                                                      on which registered

         None                                         None
-----------------------------------                   -------------------------

Securities registered under Section 12(g) of the Act:

                                      None
            --------------------------------------------------------
                                (Title of class)



     Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X] No [_]


     As of December 31, 2004, there were 5,650,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements


                          INDEX TO FINANCIAL STATEMENTS


Balance Sheet...................................................F-2

Statement of Operations.........................................F-3

Statement of Stockholders' Equity...............................F-4

Statement of Cash Flows.........................................F-5

Notes to Financial Statement....................................F-6

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                                     March 31,       September 30,
                                                                                        2001              2000
                                                                                ------------------ -------------------
                                                                                    (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $                0 $             3,080
                                                                                ------------------ -------------------

          Total current assets                                                                   0               3,080
                                                                                ------------------ -------------------

OTHER ASSETS
   Goodwill                                                                                      0                   0
                                                                                ------------------ -------------------

         Total other assets                                                                      0                   0
                                                                                ------------------ -------------------

Total Assets                                                                    $                0 $             3,080
                                                                                ================== ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $                0 $                 0
 Demand promissory note                                                                          0                   0
                                                                                ------------------ -------------------

          Total current liabilities                                                              0                   0
                                                                                ------------------ -------------------

Total Liabilities                                                                                0                   0
                                                                                ------------------ -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                    0                   0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                  565                 565
  Additional paid-in capital                                                                10,365              10,365
  Accumulated deficit                                                                      (10,930)             (7,850)
                                                                                ------------------ -------------------

          Total stockholders' equity                                                             0               3,080
                                                                                ------------------ -------------------

Total Liabilities and  Stockholders' Equity                                     $                0 $             3,080
                                                                                ================== ===================

















     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)


                                                Three Months        Three Months        Six Months        Six Months
                                                   Ended                Ended              Ended             Ended
                                               March 31, 2001      March 31, 2000        March 31,         March 31,
                                                                                           2001               2000
                                            ------------------  ------------------- ----------------- -----------------
REVENUES                                    $                0  $                 0 $               0 $               0

COST OF SALES                                                0                    0                 0                 0
                                            ------------------  ------------------- ----------------- -----------------

     GROSS MARGIN                                            0                    0                 0                 0

OPERATING EXPENSES
   Salaries                                                850                2,000             3,350             6,000
   General and administrative expenses                       0                    0                 0                 0
   Depreciation                                              0                    0                 0                 0
                                            ------------------  ------------------- ----------------- -----------------

        Total expenses                                     850                2,000             3,350             6,000
                                            ------------------  ------------------- ----------------- -----------------

Loss from operations                                      (850)              (2,000)           (3,350)           (6,000)

OTHER INCOME (EXPENSE)
 Interest expense                                            0                    0                 0                 0
 Lawsuit settlement                                          0                    0                 0                 0
                                            ------------------  ------------------- ----------------- -----------------

        Total other income (expense)                         0                    0                 0                 0
                                            ------------------  ------------------- ----------------- -----------------

Net loss                                    $             (850) $            (2,000)$          (3,350)$          (6,000)
                                            ==================  =================== ================= =================

Loss per weighted average common share      $            (0.01) $             (0.01)$           (0.01)$           (0.01)
                                            ==================  =================== ================= =================

Number of weighted average common shares
outstanding                                          5,650,000            5,650,000         5,655,000         5,650,000
                                            ==================  =================== ================= =================










     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)


                                                                                       Accumulated
                                                                                         Deficit
                                                                         Additional      During the          Total
                                              Number of      Common       Paid-In        Development     Stockholders'
                                                Shares        Stock       Capital           Stage            Equity
                                             ------------ -----------  ------------  ----------------  -----------------
BEGINNING BALANCE,   May 10, 1994                       0 $         0  $          0  $              0  $               0
Shares issued for services  - $0.001/sh.        4,650,000         465           465                 0                930
Net loss                                                0           0             0              (930)              (930)
                                             ------------ -----------  ------------  ----------------  -----------------
BALANCE, December 31, 1994                      4,650,000         465           465              (930)                 0
Net loss                                                0           0             0                 0                  0
                                             ------------ -----------  ------------  ----------------  -----------------
BALANCE, December 31, 1995                      4,650,000         465           465              (930)                 0
Net loss                                                0           0             0                 0                  0
                                             ------------ -----------  ------------  ----------------  -----------------
BALANCE, December 31, 1996                      4,650,000         465           465              (930)                 0
Net loss                                                0           0             0                 0                  0
                                             ------------ -----------  ------------  ----------------  -----------------
BALANCE, December 31, 1997                      4,650,000         465           465              (930)                 0
Net loss                                                0           0             0                 0                  0
                                             ------------ -----------  ------------  ----------------  -----------------
BALANCE, December 31, 1998                      4,650,000         465           465              (930)                 0
Shares issued for cash - $0.10/sh               1,000,000         100         9,900                 0             10,000
Net loss                                                0           0             0                 0                  0
                                             ------------ -----------  ------------  ----------------  -----------------
BALANCE, December 31, 1999                      5,650,000         565        10,365              (930)            10,000
Net loss                                                0           0             0            (6,650)            (6,650)
                                             ------------ -----------  ------------  ----------------  -----------------
BALANCE, September 30, 2000                     5,650,000         565        10,365            (7,580)             3,350
Net loss                                                0           0             0            (3,350)            (3,350)
                                             ------------ -----------  ------------  ----------------  -----------------
ENDING BALANCE, March 31, 2001
(unaudited)                                     5,650,000 $       565  $     10,365  $        (10,930) $               0
                                             ============ ===========  ============  ================  =================








     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                           Six Months Ended March 31,
                                   (Unaudited)


                                                                                      2001                2000
                                                                                ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $         (3,350)  $           (6,000)
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                         0                    0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                     0                    0
                                                                                ----------------   ------------------
Net cash used by operating activities                                                     (3,350)              (6,000)
                                                                                ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                         0                    0
                                                                                ----------------   ------------------
Net cash from investment activities                                                            0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      0                    0
   Proceeds from issuance of demand promissory note                                            0                    0
                                                                                ----------------   ------------------
Net cash provided by financing activities                                                      0                    0
                                                                                ----------------   ------------------
Net increase (decrease) in cash                                                           (3,350)              (6,000)
                                                                                ----------------   ------------------
CASH, beginning of period                                                                  3,350               10,000
                                                                                ----------------   ------------------
CASH, end of period                                                             $              0   $            4,000
                                                                                ================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $              0   $                0
                                                                                ================   ==================
Non-Cash Financing Activities:
  None                                                                          $              0   $                0
                                                                                ================   ==================









     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with regard to the six months
                  ended March 31, 2001 and 2000 is unaudited)

(1)  Summary of Significant Accounting Principles
     The Company United Service Attendants, Inc., (the Company) is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on May 11, 1994 and had elected December 31 as its fiscal year end. The Company failed to develop its original business plan, and abandoned it in December 1994. In October 1999, the Company was reinstated by the State of Florida, and the Company changed its fiscal year end to September 30. Its then new plan was abandoned in October 2000. In October 2002, the Company negotiated a $10,000 loan convertible into common stock of the Company in order to allow it to resume its second plan, which is to seek out and merge with a viable private entity. The plan was conducted very informally and without actively pursuing a candidate, therefore it had virtually non-existent operations until very late 2004. The following summarize the more significant accounting and reporting policies and practices of the Company:

     a) Use of estimates The financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statements of financial condition and revenues and expenses for the year then ended. Actual results may differ significantly from those estimates.

     b) Net loss per share Basic loss per weighted average common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.

     c) Stock compensation for services rendered The Company issues shares of common stock in exchange for services rendered. The costs of the services are valued according to generally accepted accounting principles and have been charged to operations.

     d) Cash and equivalents The company considers investments with an initial maturity of three months or less as cash equivalents.

     e) Interim financial information The financial statements for the six months ended March 31, 2001 and 2000, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at March 31, 2001. The Company had issued none of its shares of preferred stock at March 31, 2001.

In May 1994, the Company issued 930 shares of common stock to its founders for services rendered in connection with the organization of the Company, valued at $1.00 or $930. In November 1999, The Company completed a 1 for 5,000 forward split of its common stock, resulting in 4,650,000 shares outstanding. In December 1999, the Company issued 1,000,000 shares of common stock for $10,000 in cash, or $0.01 per share.

(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes, continued for income tax purposes of approximately $10,930 expiring beginning December 31, 2009.

     The amount recorded as deferred tax asset as of March 31, 2001 is approximately $1,500 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Convertible  note In October 2002 , the Company issued a promissory  demand note in exchange for $10,000 in cash, to be held in an attorneys trust account. This note carries a stated interest rate of 8% per annum and has no stated maturity date. It is convertible into shares of the Company's common stock at a maximum rate of $0.002 per share, at the option of the note holders.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The Company had no revenues for the three and six months ended March 31, 2001 and 2000, respectively.

     For the three and six months ended March 31, 2001 , the Company accrued interest expense of $0 and $0, respectively.

     Future expenditure levels are expected to be nominal, generally for the purpose of maintaining the Company's stockholder records and filing requirements to comply with the Securities Exchange Act of 1934 and for initiating the Company's current business plan, as discussed previously.

     The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under The Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

Liquidity and Capital Resources

     At March 31, 2001 and 2000, respectively, the Company had working capital of approximately $0 and $3,350.

     It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

     The Company's need for capital may change dramatically as a result of the implementation of its current business plan.

     Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Net Operating Losses

     The Company has net operating loss carryforwards of $10,900, expiring beginning December 31, 2009. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

Plan of Operation

     If the Company is unable to generate sufficient revenue from operations to implement its expansion plans, management intends to explore all available alternatives for debt and/or equity financing, including but not limited to private and public securities offerings.

Forward-Looking Statements

     This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

Item 3.           Controls and Procedures

     As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.



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

         None


Item 3. Defaults in Senior Securities

         None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information

         None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

31.1  *     Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1  *     Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
------------
* Filed herewith




                                   SIGNATURES


     In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                         UNITED SERVICE ATTENDANTS, INC.


Dated: January 14, 2005

                             By: /s/Roger E. Pawson
                                ---------------------------
                                Roger E. Pawson
                                Chief Executive Officer,
                                Chief Financial Officer


     In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.


Dated: January 14, 2005

                             By: /s/Roger E. Pawson
                                ---------------------------
                                Roger E. Pawson
                                Chief Executive Officer,
                                Chief Financial Officer