Form 10QSB
period 2001-06-30
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2001

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

Notes to Financial Statement....................................F-6

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                                      June 30,       September 30,
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
                                                                                ================== ===================








     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)


                                               Three Months     Three Months        Nine Months       Nine Months
                                                  Ended             Ended              Ended             Ended
                                               June 30, 2001    June 30, 2000        June 30,          June 30,
                                                                                      2001               2000
                                            -----------------  ---------------- ----------------- -----------------

REVENUES                                    $               0  $              0 $               0 $               0

COST OF SALES                                               0                 0                 0                 0
                                            -----------------  ---------------- ----------------- -----------------

     GROSS MARGIN                                           0                 0                 0                 0

OPERATING EXPENSES
   Salaries                                                 0               650             3,350             6,650
   General and administrative expenses                      0                 0                 0                 0
   Depreciation                                             0                 0                 0                 0
                                            -----------------  ---------------- ----------------- -----------------

        Total expenses                                      0               650             3,350             6,650
                                            -----------------  ---------------- ----------------- -----------------

Loss from operations                                        0              (650)           (3,350)           (6,650)

OTHER INCOME (EXPENSE)
 Interest expense                                           0                 0                 0                 0
 Lawsuit settlement                                         0                 0                 0                 0
                                            -----------------  ---------------- ----------------- -----------------

        Total other income (expense)                        0                 0                 0                 0
                                            -----------------  ---------------- ----------------- -----------------

Net loss                                    $              0   $          (650) $         (3,350) $         (6,650)
                                            =================  ================ ================= =================

Loss per weighted average common share      $         (0.00)   $        (0.01)  $         (0.01)  $         (0.01)
                                            =================  ================ ================= =================

Number of weighted average common shares
outstanding                                         5,650,000         5,650,000         5,655,000         5,650,000
                                            =================  ================ ================= =================











     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                       Deficit
                                                                                    Accumulated
                                                                      Additional     During the          Total
                                            Number of     Common       Paid-In       Development     Stockholders'
                                              Shares       Stock       Capital          Stage            Equity
                                           ----------- ----------  ------------  ---------------  -----------------
BEGINNING BALANCE,   May 10, 1994                    0 $        0  $          0  $             0  $               0
Shares issued for services  - $0.001/sh.     4,650,000        465           465                0                930
Net loss                                             0          0             0             (930)              (930)
                                           ----------- ----------  ------------  ---------------  -----------------
BALANCE, December 31, 1994                   4,650,000        465           465             (930)                 0
Net loss                                             0          0             0                0                  0
                                           ----------- ----------  ------------  ---------------  -----------------
BALANCE, December 31, 1995                   4,650,000        465           465             (930)                 0
Net loss                                             0          0             0                0                  0
                                           ----------- ----------  ------------  ---------------  -----------------
BALANCE, December 31, 1996                   4,650,000        465           465             (930)                 0
Net loss                                             0          0             0                0                  0
                                           ----------- ----------  ------------  ---------------  -----------------
BALANCE, December 31, 1997                   4,650,000        465           465             (930)                 0
Net loss                                             0          0             0                0                  0
                                           ----------- ----------  ------------  ---------------  -----------------
BALANCE, December 31, 1998                   4,650,000        465           465             (930)                 0
Shares issued for cash - $0.10/sh            1,000,000        100         9,900                0             10,000
Net loss                                             0          0             0                0                  0
                                           ----------- ----------  ------------  ---------------  -----------------
BALANCE, December 31, 1999                   5,650,000        565        10,365             (930)            10,000
Net loss                                             0          0             0           (6,650)            (6,650)
                                           ----------- ----------  ------------  ---------------  -----------------
BALANCE, September 30, 2000                  5,650,000        565        10,365           (7,580)             3,350
Net loss                                             0          0             0           (3,350)            (3,350)
                                           ----------- ----------  ------------  ---------------  -----------------
ENDING BALANCE, June 30, 2001
 (unaudited)                                 5,650,000 $      565  $     10,365  $       (10,930) $               0
                                           =========== ==========  ============  ===============  =================






     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                           Nine Months Ended June 30,
                                   (Unaudited)


                                                                                      2001                2000
                                                                                ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $         (3,350)  $           (6,650)
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                         0                    0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                     0                    0
                                                                                ----------------   ------------------
Net cash used by operating activities                                                     (3,350)              (6,650)
                                                                                ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                         0                    0
                                                                                ----------------   ------------------
Net cash from investment activities                                                            0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      0                    0
   Proceeds from issuance of demand promissory note                                            0                    0
                                                                                ----------------   ------------------
Net cash provided by financing activities                                                      0                    0
                                                                                ----------------   ------------------
Net increase (decrease) in cash                                                           (3,350)              (6,650)
                                                                                ----------------   ------------------
CASH, beginning of period                                                                  3,350               10,000
                                                                                ----------------   ------------------
CASH, end of period                                                             $              0   $            3,350
                                                                                ================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $              0   $                0
                                                                                ================   ==================
Non-Cash Financing Activities:
  None                                                                          $              0   $                0
                                                                                ================   ==================












     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with regard to the nine months
                   ended June 30, 2001 and 2000 is unaudited)

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

     e) Interim financial information The financial statements for the nine months ended June 30, 2001 and 2000, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at June 30, 2001. The Company had issued none of its shares of preferred stock at June 30, 2001

     In May 1994, the Company issued 930 shares of common stock to its founders for services rendered in connection with the organization of the Company, valued at $1.00 or $930. In November 1999, The Company completed a 1 for 5,000 forward split of its common stock, resulting in 4,650,000 shares outstanding. In December 1999, the Company issued 1,000,000 shares of common stock for $10,000 in cash, or $0.01 per share.

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

     The amount recorded as deferred tax asset as of June 30, 2001 is approximately $1,500 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Convertible  note In October 2002 , the Company issued a promissory  demand note in exchange for $10,000 in cash, to be held in an attorneys trust account. This note carries a stated interest rate of 8% per annum and has no stated maturity date. It is convertible into shares of the Company's common stock at a maximum rate of $0.002 per share, at the option of the noteholders.

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The Company had no revenues for the three and nine months ended June 30, 2001 and 2000, respectively.

     For the three and nine months ended June 30, 2001, the Company accrued interest expense of $0 and $0, respectively.

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

Liquidity and Capital Resources

     At June 30, 2001 and 2000, respectively, the Company had working capital of approximately $0 and $3,350.

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

         None


Item 3. Defaults in Senior Securities

         None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2001, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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