Form 10KSB
period 2001-09-30
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

FOR THE YEAR ENDED September 30, 2001

COMMISSION FILE NUMBER 000-29197


                         UNITED SERVICE ATTENDANTS, INC.
                    ----------------------------------------
                 (Name of Small Business Issuer in its Charter)



Florida                                                   65-0950421
-----------------------------------------       --------------------------------
 (State or other jurisdiction of                (I.R.S. Employer
 Incorporation or organization)                          Identification No.)

4878 Ronson Court
San Diego, California                                       92111
------------------------------------------      --------------------------------
(Address of Principal Executive Office)                   (Zip Code)

                                 (858) 243-2615
                         -------------------------------
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [_]

The Issuer's revenues for the fiscal year ended September 30, 2001 was $0.

The aggregate market value of voting common equity held by non-affiliates as of December 31, 2004 was approximately $0.

As of December 31, 2004 there were 5,650,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes [_] No [X]

Item No.                           Description


  PART I....................................................................

Item 1.  Description of Business............................................

Item 2.  Description of Properties..........................................

Item 3.  Legal Proceedings..................................................

Item 4.  Submission of Matters to a Vote of Security Holders................

  PART II...................................................................

Item 5.  Market for Common Equity and Related Stockholder Matters...........

Item 6.  Management's Discussion and Analysis or Plan of Operation..........

Item 7.  Financial Statements...............................................

Item 8.  Changes In and Disagreements With Accountants
         On Accounting And Financial Disclosure.............................

  PART III..................................................................

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act..................

Item 10. Executive Compensation.............................................

Item 11. Security Ownership of Certain Beneficial Owners and Management.....

Item 12. Certain Relationships and Related Transactions.....................

  PART IV...................................................................

Item 13. Exhibits, Financial Statement Schedules And Reports On Form 8-K....

Item 14. Controls and Procedures............................................

SIGNATURES

FINANCIAL STATEMENTS--INDEPENDENT AUDITOR'S REPORT

                 Caution Regarding Forward Looking Information

Certain statements contained in this annual filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward- looking statements contained herein to reflect future events or developments.



                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

United Service Attendants, Inc., a Florida corporation, was incorporated on May 11, 1994. The Company failed to develop its original business plan.

In October 1998, the Company sold 1,000,000 shares of common stock restricted pursuant to Rule 144 in exchange for $10,000 to support its working capital requirements. The Company again failed to develop its new business plan. In October 2002 the Company exchanged a demand promissory note carrying 8% interest per annum for $10,000 in cash. The indebtedness is evidenced by a Convertible Note, convertible into the Common Stock of the Company at the election of the holder.

The Company has very limited capital, and it is unlikely that the Company will be able to take advantage of more than one such business opportunity. The Company intends to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, the Company has not identified any business opportunity that it plans to pursue, nor has the Company reached any agreement or definitive understanding with any person concerning an acquisition.

The Company intends to either develop its new business plan; initiate other business plan(s) - either related or unrelated to previous ventures, or to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged.

In the event that a business combination transaction is explored in the future, it is anticipated that the Company's officers and directors will contact broker-dealers and other persons with whom they are acquainted who are involved with corporate finance matters to advise them of the Company's existence and to determine if any companies or businesses that they represent have a general interest in considering a merger or acquisition with a blind pool or blank check or shell entity. No direct discussions regarding the possibility of merger are expected to occur in the immediate future. No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to the Company or its current stockholders. The Company does not foresee that it will enter into a merger or acquisition transaction with any business with which its officers or directors are currently affiliated.


Competition

The Company expects to encounter competition in its new business plan to make medium to high risk unsecured loans to individuals, corporations and/or other entities or to invest in early- stage, early-growth, pre-IPO companies. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company because they may be able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The
Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use.

Employees

The Company is in the development stage and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Dilution

In order to fund its growth, the Company will almost certainly need to raise investment capital in the near future, either through a private placement or a public distribution of securities. Should the Company sell any or all shares of common stock pursuant to a private or public sale of securities, the proportional interests of the existing stockholders shall be diluted.

Dividend Policy

The Company has never declared or paid cash dividends on its Common Stock. The payment of dividends rests within the discretion of our Board of Directors. The declaration and payment of dividends will depend upon, among other considerations, the Company's need for working capital, industry regulations, and its financial condition at the time. Management does not anticipate the Company will pay dividends in the foreseeable future.

Directors, Executive Officers, Promoters and Control Persons

The directors and executive officers of the Company, their ages and positions held as of the date of this filing are set forth below:

Name                    Age     Position(s) with Company
-------------------     ---     --------------------------
Roger E. Pawson         52      Sole Officer and Director

(1) All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as our executive officers and/or directors.

Business Experience

Roger E. Pawson, age 52, is the Company's sole officer and director. In 1996, Mr. Pawson was the President and Chief Executive Officer of TLCO Software, Inc. and majority shareholder. TLCO Software's primary business at that time was the development of advanced yet user friendly web authoring software using its proprietary code. In 1997 TLCO Software launched the "Web Factory"(TM) family of products, which included Web-Factory, Author, Web-Factory, Site Builder Web Factory, Professional Edition. These products were the foundation of TLCO Software's expansion into Software Publishing, OEM & Electronic Markets. Mr. Pawson subsequently sold his interest in the company in 2001. Between 2001 and 2004, Mr. Pawson became the President and Chief Executive Officer of National Developers, an Arizona based development company that specialized in the design and construction of custom homes, shopping malls and strip centers. Mr. Pawson is presently an independent business consultant and advisor to various corporations. Mr. Pawson received a Masters in Business Studies degree from Leeds University in Yorkshire, England in 1971.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of the date of this filing, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of            Title of    Amount and Nature of    Percent of
Beneficial Owner (1)            Class        Beneficial Owner        Class
------------------------------------------------------------------------------

Roger E. Pawson                 Common                  0             0.0%


All Executive Officers and      Common                  0             0.0%
Directors as a Group
(One (1) person)

----------------------------------------
(1) The address for the above is c/oUnited Service Attendants, Inc., 4878 Ronson Court, San Diego, California 92111.

                                  Risk Factors

Conflicts of Interest. Certain conflicts of interest may exist between the Company and its officer/director. He has other business interests to which he currently devotes his attention, and is expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through his exercise of judgment in a manner which is consistent with his fiduciary duties to the Company.

It is anticipated that the Company's principal shareholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal shareholders may consider their own personal pecuniary benefit rather than the best interest of other Company shareholders. Depending upon the nature of a proposed transaction, Company shareholders other than the principal shareholders may not be afforded the opportunity to approve or consent to a particular transaction.

Possible Need for Additional Financing. The Company has very limited funds, and such funds, may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient to pay for its operations until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, the ultimate success of the Company will depend, in part, upon its availability to raise additional capital. In the event that the Company requires modest amounts of additional capital to fund its operations until it is able to complete a business acquisition or transaction, such funds, are expected to be provided by the principal shareholder. However, the Company has not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until it has determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its modest capital.

Regulation of Penny Stocks. The Company's common stock has historically traded at low prices and may become subject to the "Penny Stock" rules and regulations. The Company's common stock may become subject to certain rules and regulations promulgated by the Securities and Exchange Commission ("SEC") pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990 (the "Penny Stock Act") which impose strict sales practice requirements on broker-dealers who sell such securities to persons other than established customers and certain "accredited investors." For transactions covered by the Penny Stock Act, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent for the transaction prior to sale. Consequently, such act may affect the ability of broker-dealers to sell the Company's common stock and may affect the ability of future purchasers to sell any of the common stock acquired thereby.

The Penny Stock Act generally defines a "penny stock" to be any security not listed on an exchange or not authorized for quotation on the Nasdaq Stock Market that has a market price (as therein defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. For any transactions by broker-dealers involving a penny stock (unless exempt), the act requires delivery, prior to a transaction in a penny stock, of a risk disclosure document relating to the market for the penny stocks. Disclosure also is required to be made regarding compensation payable to both the broker-dealer and the registered representative and current quotations for the securities must be provided. Finally, monthly statements are required to be sent disclosing recent price information for the penny stocks.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g- 6, and
15g-7 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute penny stocks within the meaning of the rules, the rules would apply to the Company and to its securities. The rules may further affect the ability of the Company's shareholders to sell their shares in any public market, which might develop.

The foregoing penny stock restrictions will not apply to the Company's common stock if such stock is listed on an exchange or quoted on the Nasdaq Stock Market, has a certain price and volume information provided on a current and continuing basis or if Bidville meets certain minimum net tangible asset or average revenue criteria. There can be no assurance that the Company's common stock will qualify for exemption from the Penny Stock Act. In any event, even if the Company's common stock was exempt from the Penny Stock Rules, it would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which gives the SEC the authority to prohibit any person who is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker- dealer or participating in a distribution of a penny stock, if the SEC finds that such a restriction would be in the public interest. At such time as the Company's common stock is subject to the rules on penny stocks, the market liquidity for the Company's common stock could be severely and adversely affected.

Limited Operating History. The Company has a limited operating history and currently has no revenues from operations or assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

No Assurance of Success or Profitability. There is no assurance that the Company will acquire a favorable business opportunity. Even if the Company should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

Possible Business Not Identified and Highly Risky. The Company has identified its future business plan as lending and investing for which the Company intends to form a new wholly- owned subsidiary for the purpose of adding such a line of business sometime in the near future. Other general business services may be offered in the future, however, these plans and services have not been defined by management as of the date of this filing. As a result, the Company is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

Lack of Diversification. Because of the limited financial resources that the Company has, it is unlikely that the Company will be able to diversify its acquisitions or operations. The Company's probable inability to diversify its activities into more than one area will subject the Company to economic fluctuations within a particular business or industry and therefore increase the risks associated with the Company's operations.

Other Regulation. A transaction made by the Company may be of a business that is subject to regulation or licensing by federal, state, or local authorities.
Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities of the Company.

Dependence upon Management; Limited Participation of Management. The Company will be entirely dependant upon the experience of its sole officer and director in seeking, investigating, and acquiring a business and in making decisions regarding the Company's operations. It is possible that, from time to time, the inability of such person to devote their full time and attention to the Company could be detrimental Because investors will not be able to evaluate the merits of possible future business acquisitions by the Company, they should critically assess the information concerning the Company's officers and directors. (See Management.)

Lack of Continuity in Management. The Company does not have an employment agreement with its officer/director, and as a result, there is no assurance that he will continue to manage the Company in the future. In connection with acquisition of a business opportunity, it is likely the current officer/director of the Company may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of the stockholders of the Company.

Indemnification of Officers and Directors. The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Dependence upon Outside Advisors. To supplement the business experience of its Officer/director, the Company may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will, be made by the Company's officers, without any input by shareholders. Furthermore, it is anticipated that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to the Company. In the event the officer/director of the Company considers it necessary to hire outside advisors, he may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

Competition. The search for potentially profitable business opportunities is intensely competitive. The Company expects to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than the Company. These competitive conditions will exist in any industry in which the Company may become interested.

No Foreseeable Dividends. The Company has not paid dividends on its Common Stock and does not anticipate paying such dividends in the foreseeable future.


ITEM 2. DESCRIPTION OF PROPERTY

The Company currently maintains a mailing address at 4878 Ronson Court, San Diego, CA 92111. The Company's telephone number is (858) 243-2615. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of the Company's President.

It is likely that the Company will not establish an office until it has developed its lending business and it is not possible to predict what arrangements will actually be made with respect to future office facilities.


ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company has not conducted any meetings of shareholders during the preceding quarter or periods subsequent thereto. Shareholder consent resolutions and activity approved thereby is fully disclosed in "Description of Business".

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Trading

The stock is not quoted and has not traded during the applicable period.

Common Stock

The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of $0.0001 par value Common Stock. Each record holder of Common Stock is entitled to one vote for each share held on all matters properly submitted to the stockholders for their vote. The Articles of Incorporation do not permit cumulative voting for the election of directors.

Holders of outstanding shares of Common Stock are entitled to such dividends as may be declared from time to time by the Board of Directors out of legally available funds; and, in the event of liquidation, dissolution or winding up of the affairs of the Company, holders are entitled to receive, ratably, the net assets of the Company available to stockholders after distribution is made to the preferred stockholders, if any, who are given preferred rights upon liquidation. Holders of outstanding shares of Common Stock have no preemptive, conversion or redemptive rights. All of the issued and outstanding shares of Common Stock are, and all unissued shares when offered and sold will be, duly authorized, validly issued, fully paid, and non-assessable. To the extent that additional shares of the Company's Common Stock are issued, the relative interests of then existing stockholders may be diluted.

Transfer Agent

The Company is its own transfer agent.

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending September 30 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited annual or other interim reports to its stockholders when it deems appropriate. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934.

Dividend Policy

No dividends have been paid to date and the Company's Board of Directors does not anticipate paying dividends in the foreseeable future. It is the current policy to retain all earnings, if any, to support future growth and expansion.

Recent Sales of Unregistered Securities

On or about May 11, 1994, the Company issued 4,560,000 shares of the Company's restricted, unregistered common stock for services of its founders valued at of $930. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and Rule 506 of Regulation D promulgated thereunder. This transaction did not involve a public offering and was exempt from registration under the Securities Act. No underwriters were used in connection with this transaction.

On or about October 2, 1999, the Company issued a total of 1,000,000 shares of the Company's restricted, unregistered common stock in nexchange for $10,000 in cash to support the Company's operations. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"), and Rule 506 of Regulation D promulgated thereunder. This transaction did not involve a public offering and was exempt from registration under the Securities Act. No underwriters were used in connection with this transaction.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

The Company had no revenues for the years ended September 30, 2001 and 2000, respectively.

During the year ended September 30, 2001, the Company incurred expenses for professional fees and EDGAR filing services of approximately $3,350. These costs were directly related to curing the Company's deficiencies in filing periodic reports as required by the Securities Exchange Act of 1934. For the twelve months ended September 30, 2001, the Company had total general and administrative expenses of approximately $3,350.

For the twelve months ended September 30, 2001, the Company accrued interest expense of $0.

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

Liquidity and Capital Resources

At September 30, 2001 and 2000, respectively, the Company had working capital of approximately $0 and $3,350.

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

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. For information as to the Company's policy in regard to payment for consulting services, see Certain Relationships and Transactions.


ITEM 7 - INDEX TO FINANCIAL STATEMENTS

The required financial statements begin on page F-1 of this document.


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

Name                    Age     Position Held and Tenure
-------------------     ---     --------------------------
Roger E. Pawson         52      Sole Officer and Director

The  director  named  above  will  serve  until the next  annual  meeting of the
Company's stockholders or until their successors are duly elected and have qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of the Company's affairs.

The directors and officers will devote their time to the Company's affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Roger E. Pawson, Sole Officer and Director

Roger E. Pawson, age 52, is the Company's sole officer and director. In 1996, Mr. Pawson was the President and Chief Executive Officer of TLCO Software, Inc. and majority shareholder. TLCO Software's primary business at that time was the development of advanced yet user friendly web authoring software using its proprietary code. In 1997 TLCO Software launched the "Web Factory"(TM) family of products, which included Web-Factory, Author, Web-Factory, Site Builder Web Factory, Professional Edition. These products were the foundation of TLCO Software's expansion into Software Publishing, OEM & Electronic Markets. Mr. Pawson subsequently sold his interest in the company in 2001. Between 2001 and 2004, Mr. Pawson became the President and Chief Executive Officer of National Developers, an Arizona based development company that specialized in the design and construction of custom homes, shopping malls and strip centers. Mr. Pawson is presently an independent business consultant and advisor to various corporations. Mr. Pawson received a Masters in Business Studies degree from Leeds University in Yorkshire, England in 1971.

Indemnification of Officers and Directors.

The Company's By-Laws provide for the indemnification of its, directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of the Company. The Company will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such persons promise to repay the Company therefor if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by the Company, which it may be unable to recoup.

Conflicts of Interest

None of the officers of the Company will devote more than a portion of his time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers other business and investment activities. Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction, if any. In the event that such a transaction occurs, it is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

It is not currently anticipated that any salary, consulting fee, or finders fee shall be paid to any of the Company's directors or executive officers, or to any other affiliate of the Company except as described under Executive Compensation below.

Although management has no current plans to cause the Company to do so, it is possible that the Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an u0nidentified business entity.

Item 10 - Executive Compensation

Currently, management of the Company requires less than four (4) hours per month. Accordingly, no officer or director has received any compensation from the Company since the inception of the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company.

The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

                                                          Long-Term
                            Annual Compensation        Compensation Awards        Payouts
                            --------------------       ---------------------      --------
                            (1)            Other       Restricted    Securities                    All
                          Salary/         Annual          Stock      Underlying      LTIP         Other
Name/Title       Year       Bonus      Compensation      Awards     Options/SARs    Payouts    Compensation
---------------- -------- ------------ ----------------- ----------- --------------- --------- ------
Roger E. Pawson  2001       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-
Sole Officer     2000       N/A             N/A            N/A           N/A          N/A         N/A
and Director     1999       N/A             N/A            N/A           N/A          N/A         N/A

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.
(2) Mr. Pawson will not be compensated until the Company receives funding in the amount of $100,000.00 or more and the Board of Directors thereafter approves reasonable compensation.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.


Name and address                Number of Shares Beneficially Owned   % of Class
------------------------------  ----------------------------------    ----------
Roger E. Pawson                           0                             0%

All Directors and                         0                             0%
Executive Officers (2 persons)


ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company currently maintains a mailing address at 4878 Ronson Court, San Diego, CA 92111. The Company's telephone number there is (858) 243-2615. This address is maintained and controlled by Roger E. Pawson, the Company's President. Other than this mailing address, the Company does not currently maintain any other office facilities, and does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as these offices are used virtually full- time by other businesses of the Company's President.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
----------------------
31.1*   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------------------
* Filed herewith

ITEM 14 - CONTROLS AND PROCEDURES

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

                         UNITED SERVICE ATTENDANTS, INC.



Dated:January 14, 2005                           By: /s/Roger E. Pawson
                                               ---------------------------
                                               Roger E. Pawson
                                               Chief Executive Officer,
                                               Chief Financial Officer


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




Dated: January 14, 2005                           By: /s/Roger E. Pawson
                                               ---------------------------
                                               Roger E. Pawson
                                               Chief Executive Officer,
                                               Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Auditors .............................................F-2

Balance Sheet................................................................F-4

Statement of Operations......................................................F-5

Statement of Stockholders' Equity............................................F-6

Statement of Cash Flows......................................................F-7

Notes to Financial Statements................................................F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
United Service Attendants ,Inc.
West Palm Beach, Florida

I have audited the accompanying balance sheet of United Service Attendants, Inc., as of September 30, 2001, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Service Attendants, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the year in the period ended September 30, 2001, in conformity with U.S. generally accepted accounting principles.




                                                        Lawrence Scharfman, CPA.
Boynton Beach, Florida
January 12, 2005

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
United Service Attendants, Inc.
(A Development Stage Enterprise)
Palm Beach Gardens, Florida

We have audited the accompanying balance sheet of United Service Attendants, Inc., a development stage enterprise, as of September 30, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Service Attendants, Inc. as of September 30, 2000 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.




                                                             Dorra, Shaw & Dugan
                                                    Certified Public Accountants
Palm Beach, Florida
December 27, 2000

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                                  September 30,



                                                                                       2001               2000
                                                                                ------------------ --------------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $                0 $              3,080
                                                                                ------------------ --------------------

          Total current assets                                                                   0                3,080
                                                                                ------------------ --------------------

OTHER ASSETS
   Goodwill                                                                                      0                    0
                                                                                ------------------ --------------------

         Total other assets                                                                      0                    0
                                                                                ------------------ --------------------

Total Assets                                                                    $                0 $              3,080
                                                                                ================== ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $                0 $                  0
 Demand promissory note                                                                          0                    0
                                                                                ------------------ --------------------

          Total current liabilities                                                              0                    0
                                                                                ------------------ --------------------

Total Liabilities                                                                                0                    0
                                                                                ------------------ --------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                    0                    0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                  565                  565
  Additional paid-in capital                                                                10,365               10,365
  Accumulated deficit                                                                      (10,930)              (7,850)
                                                                                ------------------ --------------------

          Total stockholders' equity                                                             0                3,080
                                                                                ------------------ --------------------

Total Liabilities and  Stockholders' Equity                                     $                0 $              3,080
                                                                                ================== ====================
















     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                            Year ended September 30,


                                                                        2001                     2000
                                                              ----------------------- --------------------------

REVENUES                                                      $                     0 $                        0

COST OF SALES                                                                       0                          0
                                                              ----------------------- --------------------------

     GROSS MARGIN                                                                   0                          0

OPERATING EXPENSES
   Salaries                                                                     3,350                      6,650
   General and administrative expenses                                              0                          0
   Depreciation                                                                     0                          0
                                                              ----------------------- --------------------------

        Total expenses                                                          3,350                      6,650
                                                              ----------------------- --------------------------

Loss from operations                                                           (3,350)                    (6,650)

OTHER INCOME (EXPENSE)
 Interest expense                                                                   0                          0
 Lawsuit settlement                                                                 0                          0
                                                              ----------------------- --------------------------

        Total other income (expense)                                                0                          0
                                                              ----------------------- --------------------------

Net loss                                                      $                (3,350)$                   (6,650)
                                                              ======================= ==========================

Loss per weighted average common share                        $                 (0.01)$                    (0.01)
                                                              ======================= ==========================

Number of weighted average common shares outstanding
                                                                            5,650,000                  5,650,000
                                                              ======================= ==========================











     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                          Deficit
                                                                                        Accumulated
                                                                          Additional     During the           Total
                                               Number of      Common       Paid-In       Development      Stockholders'
                                                 Shares        Stock       Capital          Stage             Equity
                                              ------------ -----------  ------------  ---------------  ------------------
BEGINNING BALANCE,   May 10, 1994                        0 $         0  $          0  $             0  $                0
Shares issued for services  - $0.001/sh.         4,650,000         465           465                0                 930
Net loss                                                 0           0             0             (930)               (930)
                                              ------------ -----------  ------------  ---------------  ------------------
BALANCE, December 31, 1994                       4,650,000         465           465             (930)                  0
Net loss                                                 0           0             0                0                   0
                                              ------------ -----------  ------------  ---------------  ------------------
BALANCE, December 31, 1995                       4,650,000         465           465             (930)                  0
Net loss                                                 0           0             0                0                   0
                                              ------------ -----------  ------------  ---------------  ------------------
BALANCE, December 31, 1996                       4,650,000         465           465             (930)                  0
Net loss                                                 0           0             0                0                   0
                                              ------------ -----------  ------------  ---------------  ------------------
BALANCE, December 31, 1997                       4,650,000         465           465             (930)                  0
Net loss                                                 0           0             0                0                   0
                                              ------------ -----------  ------------  ---------------  ------------------
BALANCE, December 31, 1998                       4,650,000         465           465             (930)                  0
Shares issued for cash - $0.10/sh                1,000,000         100         9,900                0              10,000
Net loss                                                 0           0             0                0                   0
                                              ------------ -----------  ------------  ---------------  ------------------
BALANCE, December 31, 1999                       5,650,000         565        10,365             (930)             10,000
Net loss                                                 0           0             0           (6,650)             (6,650)
                                              ------------ -----------  ------------  ---------------  ------------------
BALANCE, September 30, 2000                      5,650,000         565        10,365           (7,580)              3,350
Net loss                                                 0           0             0           (3,350)             (3,350)
                                              ------------ -----------  ------------  ---------------  ------------------
ENDING BALANCE, September 30, 2001               5,650,000 $       565  $     10,365  $       (10,930) $                0
                                              ============ ===========  ============  ===============  ==================













     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                            Year Ended September 30,



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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at September 30, 2001. The Company had issued none of its shares of preferred stock at September 30, 2001.

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

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $10,930 expiring beginning December 31, 2009.

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