Form 10QSB
period 2002-03-31
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2002

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

Statement of Operations.........................................F-3

Statement of Stockholders' Equity...............................F-4

Statement of Cash Flows.........................................F-5

Notes to Financial Statement....................................F-6

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                                       March 31,            September 30,
                                                                                          2002                   2001
                                                                                ----------------------- ----------------------
                                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $                     0 $                    0
                                                                                ----------------------- ----------------------

          Total current assets                                                                        0                      0
                                                                                ----------------------- ----------------------

OTHER ASSETS
   Goodwill                                                                                           0                      0
                                                                                ----------------------- ----------------------

         Total other assets                                                                           0                      0
                                                                                ----------------------- ----------------------

Total Assets                                                                    $                     0 $                    0
                                                                                ======================= ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $                     0 $                    0
 Demand promissory note                                                                               0                      0
                                                                                ----------------------- ----------------------

          Total current liabilities                                                                   0                      0
                                                                                ----------------------- ----------------------

Total Liabilities                                                                                     0                      0
                                                                                ----------------------- ----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                         0                      0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                       565                    565
  Additional paid-in capital                                                                     10,365                 10,365
  Accumulated deficit                                                                           (10,930)               (10,930)
                                                                                ----------------------- ----------------------

          Total stockholders' equity                                                                  0                      0
                                                                                ----------------------- ----------------------

Total Liabilities and  Stockholders' Equity                                     $                     0 $                    0
                                                                                ======================= ======================








     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)


                                                 Three Months        Three Months      Six Months         Six Months
                                                     Ended                Ended           Ended              Ended
                                                 March 31, 2002      March 31, 2001     March 31,          March 31,
                                                                                          2002                2001
                                             ------------------  ------------------- ----------------- ------------------

REVENUES                                     $                0  $                 0 $               0 $                0

COST OF SALES                                                 0                    0                 0                  0
                                             ------------------  ------------------- ----------------- ------------------

     GROSS MARGIN                                             0                    0                 0                  0

OPERATING EXPENSES
   Salaries                                                   0                  850                 0              3,350
   General and administrative expenses                        0                    0                 0                  0
   Depreciation                                               0                    0                 0                  0
                                             ------------------  ------------------- ----------------- ------------------

        Total expenses                                        0                  850                 0              3,350
                                             ------------------  ------------------- ----------------- ------------------

Loss from operations                                          0                 (850)                0             (3,350)

OTHER INCOME (EXPENSE)
 Interest expense                                             0                    0                 0                  0
 Lawsuit settlement                                           0                    0                 0                  0
                                             ------------------  ------------------- ----------------- ------------------

        Total other income (expense)                          0                    0                 0                  0
                                             ------------------  ------------------- ----------------- ------------------

Net loss                                     $                0  $             (850) $               0 $          (3,350)
                                             ==================  =================== ================= ==================

Loss per weighted average common share       $          (0.00)   $           (0.01)  $         (0.00)  $          (0.01)
                                             ==================  =================== ================= ==================

Number of weighted average common shares
outstanding                                           5,650,000            5,650,000         5,655,000          5,650,000
                                             ==================  =================== ================= ==================













     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                          Deficit
                                                                                        Accumulated
                                                                           Additional     During the         Total
                                                 Number of       Common      Paid-In     Development     Stockholders'
                                                   Shares         Stock      Capital        Stage           Equity
                                              -------------  ----------- ------------ --------------- -----------------

BEGINNING BALANCE,   May 10, 1994                         0  $         0 $          0 $             0 $               0
Shares issued for services  - $0.001/sh.          4,650,000          465          465               0               930
Net loss                                                  0            0            0            (930)             (930)
                                              -------------  ----------- ------------ --------------- -----------------
BALANCE, December 31, 1994                        4,650,000          465          465            (930)                0
Net loss                                                  0            0            0               0                 0
                                              -------------  ----------- ------------ --------------- -----------------
BALANCE, December 31, 1995                        4,650,000          465          465            (930)                0
Net loss                                                  0            0            0               0                 0
                                              -------------  ----------- ------------ --------------- -----------------
BALANCE, December 31, 1996                        4,650,000          465          465            (930)                0
Net loss                                                  0            0            0               0                 0
                                              -------------  ----------- ------------ --------------- -----------------
BALANCE, December 31, 1997                        4,650,000          465          465            (930)                0
Net loss                                                  0            0            0               0                 0
                                              -------------  ----------- ------------ --------------- -----------------
BALANCE, December 31, 1998                        4,650,000          465          465            (930)                0
Shares issued for cash - $0.10/sh                 1,000,000          100        9,900               0            10,000
Net loss                                                  0            0            0               0                 0
                                              -------------  ----------- ------------ --------------- -----------------
BALANCE, December 31, 1999                        5,650,000          565       10,365            (930)           10,000
Net loss                                                  0            0            0          (6,650)           (6,650)
                                              -------------  ----------- ------------ --------------- -----------------
BALANCE, September 30, 2000                       5,650,000          565       10,365          (7,580)            3,350
Net loss                                                  0            0            0          (3,350)           (3,350)
                                              -------------  ----------- ------------ --------------- -----------------
BALANCE, September 30, 2001                       5,650,000          565       10,365         (10,930)                0
Net loss                                                  0            0            0               0                 0
                                              -------------  ----------- ------------ --------------- -----------------
ENDING BALANCE, March 31, 2002
(unaudited)                                       5,650,000  $       565 $     10,365 $       (10,930)$               0
                                              =============  =========== ============ =============== =================










     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                           Six Months Ended March 31,
                                   (Unaudited)


                                                                                      2002                2001
                                                                                ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $              0   $           (3,350)
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                         0                    0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                     0                    0
                                                                                ----------------   ------------------
Net cash used by operating activities                                                          0               (3,350)
                                                                                ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                         0                    0
                                                                                ----------------   ------------------
Net cash from investment activities                                                            0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      0                    0
   Proceeds from issuance of demand promissory note                                            0                    0
                                                                                ----------------   ------------------
Net cash provided by financing activities                                                      0                    0
                                                                                ----------------   ------------------
Net increase (decrease) in cash                                                                0               (3,350)
                                                                                ----------------   ------------------
CASH, beginning of period                                                                      0                3,350
                                                                                ----------------   ------------------
CASH, end of period                                                             $              0   $                0
                                                                                ================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $              0   $                0
                                                                                ================   ==================
Non-Cash Financing Activities:
  None                                                                          $              0   $                0
                                                                                ================   ==================










     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                (Information with regard to the six months ended
                      March 31, 2002 and 2001 is unaudited)

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

     e) Interim financial information The financial statements for the six months ended March 31, 2002 and 2001, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at March 31, 2002. The Company had issued none of its shares of preferred stock at March 31, 2002.

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

     The amount recorded as deferred tax asset as of March 31, 2002 is approximately $1,500 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The Company had no revenues for the three and six months ended March 31, 2002 and 2001, respectively.

     For the three and six months ended March 31, 2002 , the Company accrued interest expense of $0 and $0, respectively.

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

Liquidity and Capital Resources

     At March 31, 2002 and 2001, respectively, the Company had working capital of approximately $0 and $0.

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

         None

Item 3. Defaults in Senior Securities

         None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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