Form 10QSB
period 2002-06-30
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2002

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

Statement of Operations.........................................F-3

Statement of Stockholders' Equity...............................F-4

Statement of Cash Flows.........................................F-5

Notes to Financial Statement....................................F-6

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                                      June 30,          September 30,
                                                                                        2002                 2001
                                                                                ------------------- ----------------------
                                                                                  (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $                 0 $                    0
                                                                                ------------------- ----------------------

          Total current assets                                                                    0                      0
                                                                                ------------------- ----------------------

OTHER ASSETS
   Goodwill                                                                                       0                      0
                                                                                ------------------- ----------------------

         Total other assets                                                                       0                      0
                                                                                ------------------- ----------------------

Total Assets                                                                    $                 0 $                    0
                                                                                =================== ======================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $                 0 $                    0
 Demand promissory note                                                                           0                      0
                                                                                ------------------- ----------------------

          Total current liabilities                                                               0                      0
                                                                                ------------------- ----------------------

Total Liabilities                                                                                 0                      0
                                                                                ------------------- ----------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                     0                      0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                   565                    565
  Additional paid-in capital                                                                 10,365                 10,365
  Accumulated deficit                                                                       (10,930)               (10,930)
                                                                                ------------------- ----------------------

          Total stockholders' equity                                                              0                      0
                                                                                ------------------- ----------------------

Total Liabilities and  Stockholders' Equity                                     $                 0 $                    0
                                                                                =================== ======================

















     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)


                                                   Three Months         Three Months        Nine Months       Nine Months
                                                      Ended                 Ended             Ended             Ended
                                                  June 30, 2002        June 30, 2001        June 30,          June 30,
                                                                                              2002               2001
                                               ------------------  -------------------- ----------------- -----------------

REVENUES                                       $                0  $                  0 $               0 $               0

COST OF SALES                                                   0                     0                 0                 0
                                               ------------------  -------------------- ----------------- -----------------

     GROSS MARGIN                                               0                     0                 0                 0

OPERATING EXPENSES
   Salaries                                                     0                     0                 0             3,350
   General and administrative expenses                          0                     0                 0                 0
   Depreciation                                                 0                     0                 0                 0
                                               ------------------  -------------------- ----------------- -----------------

        Total expenses                                          0                     0                 0             3,350
                                               ------------------  -------------------- ----------------- -----------------

Loss from operations                                            0                     0                 0            (3,350)

OTHER INCOME (EXPENSE)
 Interest expense                                               0                     0                 0                 0
 Lawsuit settlement                                             0                     0                 0                 0
                                               ------------------  -------------------- ----------------- -----------------

        Total other income (expense)                            0                     0                 0                 0
                                               ------------------  -------------------- ----------------- -----------------

Net loss                                       $              0    $                0   $               0 $          (3,350)
                                               ==================  ==================== ================= =================

Loss per weighted average common share         $            (0.00) $              (0.00)$           (0.00)$         (0.01)
                                               ==================  ==================== ================= =================

Number of weighted average common shares
outstanding                                             5,650,000             5,650,000         5,655,000         5,650,000
                                               ==================  ==================== ================= =================














     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)


                                                                                            Deficit
                                                                                          Accumulated
                                                                           Additional      During the           Total
                                               Number of      Common        Paid-In        Development      Stockholders'
                                                 Shares        Stock        Capital           Stage             Equity
                                             ------------- -----------  -------------  ----------------  ------------------
BEGINNING BALANCE,   May 10, 1994                        0 $         0  $           0  $              0  $                0
Shares issued for services  - $0.001/sh.         4,650,000         465            465                 0                 930
Net loss                                                 0           0              0              (930)               (930)
                                             ------------- -----------  -------------  ----------------  ------------------
BALANCE, December 31, 1994                       4,650,000         465            465              (930)                  0
Net loss                                                 0           0              0                 0                   0
                                             ------------- -----------  -------------  ----------------  ------------------
BALANCE, December 31, 1995                       4,650,000         465            465              (930)                  0
Net loss                                                 0           0              0                 0                   0
                                             ------------- -----------  -------------  ----------------  ------------------
BALANCE, December 31, 1996                       4,650,000         465            465              (930)                  0
Net loss                                                 0           0              0                 0                   0
                                             ------------- -----------  -------------  ----------------  ------------------
BALANCE, December 31, 1997                       4,650,000         465            465              (930)                  0
Net loss                                                 0           0              0                 0                   0
                                             ------------- -----------  -------------  ----------------  ------------------
BALANCE, December 31, 1998                       4,650,000         465            465              (930)                  0
Shares issued for cash - $0.10/sh                1,000,000         100          9,900                 0              10,000
Net loss                                                 0           0              0                 0                   0
                                             ------------- -----------  -------------  ----------------  ------------------
BALANCE, December 31, 1999                       5,650,000         565         10,365              (930)             10,000
Net loss                                                 0           0              0            (6,650)             (6,650)
                                             ------------- -----------  -------------  ----------------  ------------------
BALANCE, September 30, 2000                      5,650,000         565         10,365            (7,580)              3,350
Net loss                                                 0           0              0            (3,350)             (3,350)
                                             ------------- -----------  -------------  ----------------  ------------------
BALANCE, September 30, 2001                      5,650,000         565         10,365           (10,930)                  0
Net loss                                                 0           0              0                 0                   0
                                             ------------- -----------  -------------  ----------------  ------------------
ENDING BALANCE, June 30, 2002
(unaudited)                                      5,650,000 $       565  $      10,365  $        (10,930) $                0
                                             ============= ===========  =============  ================  ==================













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
                                                                                ================   ==================
















     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                (Information with regard to the nine months ended
                      June 30, 2002 and 2001 is unaudited)

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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at June 30, 2002. The Company had issued none of its shares of preferred stock at June 30, 2002.

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

     The amount recorded as deferred tax asset as of June 30, 2002 is approximately $1,500 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The Company had no revenues for the three and nine months ended June 30, 2002 and 2001, respectively.

     For the three and nine months ended June 30, 2002, the Company accrued interest expense of $0 and $0, respectively.

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

Liquidity and Capital Resources

     At June 30, 2002 and 2001, respectively, the Company had working capital of approximately $0 and $0.

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

     None


Item 3. Defaults in Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2002, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


Item 5. Other Information

     None

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Description
----------------------------------------------------------------------

31.1        Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1        Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
---------------
* Filed herewith.




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