Form 10KSB
period 2002-09-30
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

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

------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [_]

The Issuer's revenues for the fiscal year ended September 30, 2002 was $0.

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

Given these uncertainties, readers of this Form 10-KSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

United Service Attendants, Inc., a Florida corporation, was incorporated on May 11, 1994. The Company failed to develop its original business plan..

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


Competition

The Company expects to encounter competition in its new business plan to make medium to high risk unsecured loans to individuals, corporations and/or other entities or to invest in early-stage, early-growth, pre- IPO companies. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than the Company because they may be able to offer immediate access to limited amounts of cash, or for a variety of other reasons. The
Company also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use.

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

Directors, Executive Officers, Promoters and Control Persons

The directors and executive officers of the Company, their ages and positions held as of the date of this filing are set forth below:

Name                    Age     Position(s) with Company
-----------------       ---     ---------------------------
Roger E. Pawson         52      Sole Officer and Director

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

The foregoing penny stock restrictions will not apply to the Company's common stock if such stock is listed on an exchange or quoted on the Nasdaq Stock Market, has a certain price and volume information provided on a current and continuing basis or if Bidville meets certain minimum net tangible asset or average revenue criteria. There can be no assurance that the Company's common stock will qualify for exemption from the Penny Stock Act. In any event, even if the Company's common stock was exempt from the Penny Stock Rules, it would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which gives the SEC the authority to prohibit any person who is engaged in unlawful conduct while participating in a distribution of a penny stock from associating with a broker-dealer or participating in a distribution of a penny stock, if the SEC finds that such a restriction would be in the public interest. At such time as the Company's common stock is subject to the rules on penny stocks, the market liquidity for the Company's common stock could be severely and adversely affected.

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

Possible Business Not Identified and Highly Risky. The Company has identified its future business plan as lending and investing for which the Company intends to form a new wholly-owned subsidiary for the purpose of adding such a line of business sometime in the near future. Other general business services may be offered in the future, however, these plans and services have not been defined by management as of the date of this filing. As a result, the Company is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

The Company had no revenues for the years ended September 30, 2002 and 2001, respectively.

During the year ended September 30, 2002, the Company incurred expenses for professional fees and EDGAR filing services of approximately $0. These costs were directly related to curing the Company's deficiencies in filing periodic reports as required by the Securities Exchange Act of 1934. For the twelve months ended September 30, 2002, the Company had total general and administrative expenses of approximately $0.

For the twelve months ended September 30, 2002, the Company accrued interest expense of $0.

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

Liquidity and Capital Resources

At September 30, 2002 and 2001, respectively, the Company had working capital of approximately $0 and $0.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

Name                    Age     Position Held and Tenure
-----------------       ---     ---------------------------
Roger E. Pawson         52      Sole Officer and Director


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

                                                      Long-Term
                            Annual Compensation        Compensation Awards        Payouts
                            --------------------       ---------------------      --------
                            (1)            Other       Restricted    Securities                    All
                          Salary/         Annual          Stock      Underlying      LTIP         Other
Name/Title       Year       Bonus      Compensation      Awards     Options/SARs    Payouts    Compensation
---------------- -------- ------------ ----------------- ----------- --------------- --------- ------
Roger E. Pawson  2002       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-
Sole Officer     2001       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-
and Director     2000       N/A             N/A            N/A           N/A          N/A         N/A

-------------
(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.
(2) Mr. Pawson will not be compensated until the Company receives funding in the amount of $100,000.00 or more and the Board of Directors thereafter approves reasonable compensation.


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


Name and address                Number of Shares Beneficially Owned   % of Class
------------------------------  ----------------------------------    ----------
Roger E. Pawson                           0                             0%

All Directors and                         0                             0%
Executive Officers (2 persons)
---------------

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


January 14, 2005                           By: /s/Roger E. Pawson
                                               ---------------------------
                                               Roger E. Pawson
                                               Chief Executive Officer,
                                               Chief Financial Officer

                          INDEX TO FINANCIAL STATEMENTS


Reports of Independent Auditors .............................................F-2

Balance Sheet................................................................F-3

Statement of Operations......................................................F-4

Statement of Stockholders' Equity............................................F-5

Statement of Cash Flows......................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
United Service Attendants ,Inc.
West Palm Beach, Florida

I have audited the accompanying balance sheet of United Service Attendants, Inc., as of September 30, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Service Attendants, Inc. as of September 30, 2002, and the results of its operations and its cash flows for the two years in the period ended September 30, 2002, in conformity with U.S. generally accepted accounting principles.



                                                    /s/ Lawrence Scharfman, CPA.
                                                        Lawrence Scharfman, CPA.
Boynton Beach, Florida
January 12, 2005

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                                  September 30,



                                                                                   2002                 2001
                                                                           -------------------  ---------------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                     $                 0  $                   0
                                                                           -------------------  ---------------------

          Total current assets                                                               0                      0
                                                                           -------------------  ---------------------

OTHER ASSETS
   Goodwill                                                                                  0                      0
                                                                           -------------------  ---------------------

         Total other assets                                                                  0                      0
                                                                           -------------------  ---------------------

Total Assets                                                               $                 0  $                   0
                                                                           ===================  =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                         $                 0  $                   0
 Demand promissory note                                                                      0                      0
                                                                           -------------------  ---------------------

          Total current liabilities                                                          0                      0
                                                                           -------------------  ---------------------

Total Liabilities                                                                            0                      0
                                                                           -------------------  ---------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                0                      0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                              565                    565
  Additional paid-in capital                                                            10,365                 10,365
  Accumulated deficit                                                                  (10,930)               (10,930)
                                                                           -------------------  ---------------------

          Total stockholders' equity                                                         0                      0
                                                                           -------------------  ---------------------

Total Liabilities and  Stockholders' Equity                                $                 0  $                   0
                                                                           ===================  =====================






     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                            Year ended September 30,


                                                                        2002                  2001
                                                                -------------------- ----------------------
REVENUES                                                        $                  0 $                    0

COST OF SALES                                                                      0                      0
                                                                -------------------- ----------------------

     GROSS MARGIN                                                                  0                      0

OPERATING EXPENSES
   Salaries                                                                        0                  3,350
   General and administrative expenses                                             0                      0
   Depreciation                                                                    0                      0
                                                                -------------------- ----------------------

        Total expenses                                                             0                  3,350
                                                                -------------------- ----------------------

Loss from operations                                                               0                 (3,350)

OTHER INCOME (EXPENSE)
 Interest expense                                                                  0                      0
 Lawsuit settlement                                                                0                      0
                                                                -------------------- ----------------------

        Total other income (expense)                                               0                      0
                                                                -------------------- ----------------------

Net loss                                                        $                 0  $              (3,350)
                                                                ==================== ======================

Loss per weighted average common share                          $              (0.00)$                (0.01)
                                                                ==================== ======================

Number of weighted average common shares outstanding
                                                                           5,650,000              5,650,000
                                                                ==================== ======================





     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional      During the            Total
                                              Number of        Common        Paid-In        Development       Stockholders'
                                               Shares          Stock         Capital           Stage             Equity
                                             -------------  ------------  -------------- ----------------- -------------------
BEGINNING BALANCE,   May 10, 1994                        0  $          0  $            0 $               0 $                 0
Shares issued for services  - $0.001/sh.         4,650,000           465             465                 0                 930
Net loss                                                 0             0               0              (930)               (930)
                                             -------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1994                       4,650,000           465             465              (930)                  0
Net loss                                                 0             0               0                 0                   0
                                             -------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1995                       4,650,000           465             465              (930)                  0
Net loss                                                 0             0               0                 0                   0
                                             -------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1996                       4,650,000           465             465              (930)                  0
Net loss                                                 0             0               0                 0                   0
                                             -------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1997                       4,650,000           465             465              (930)                  0
Net loss                                                 0             0               0                 0                   0
                                             -------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1998                       4,650,000           465             465              (930)                  0
Shares issued for cash - $0.10/sh                1,000,000           100           9,900                 0              10,000
Net loss                                                 0             0               0                 0                   0
                                             -------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1999                       5,650,000           565          10,365              (930)             10,000
Net loss                                                 0             0               0            (6,650)             (6,650)
                                             -------------  ------------  -------------- ----------------- -------------------
BALANCE, September 30, 2000                      5,650,000           565          10,365            (7,580)              3,350
Net loss                                                 0             0               0            (3,350)             (3,350)
                                             -------------  ------------  -------------- ----------------- -------------------
BALANCE, September 30, 2001                      5,650,000           565          10,365           (10,930)                  0
Net loss                                                 0             0               0                 0                   0
                                             -------------  ------------  -------------- ----------------- -------------------
ENDING BALANCE, September 30, 2002               5,650,000  $        565  $       10,365 $         (10,930)$                 0
                                             =============  ============  ============== ================= ===================






     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                      Statement of Cash Flows
                            Year Ended September 30,



                                                                                     2002             2001
                                                                                --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $            0  $         (3,350)
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                       0                 0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                   0                 0
                                                                                --------------  ----------------
Net cash used by operating activities                                                        0            (3,350)
                                                                                --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                       0                 0
                                                                                --------------  ----------------
Net cash from investment activities                                                          0                 0
                                                                                --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                    0                 0
   Proceeds from issuance of demand promissory note                                          0                 0
                                                                                --------------  ----------------
Net cash provided by financing activities                                                    0                 0
                                                                                --------------  ----------------
Net increase (decrease) in cash                                                              0            (3,350)
                                                                                --------------  ----------------
CASH, beginning of period                                                                    0             3,350
                                                                                --------------  ----------------
CASH, end of period                                                             $            0  $              0
                                                                                ==============  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $            0  $              0
                                                                                ==============  ================
Non-Cash Financing Activities:
  None                                                                          $            0  $              0
                                                                                ==============  ================







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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at September 30, 2002. The Company had issued none of its shares of preferred stock at September 30, 2002.

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

     The amount recorded as deferred tax asset as of September 30, 2002 is approximately $1,500 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

(4)  Convertible  note In October 2002 , the Company issued a promissory  demand note in exchange for $10,000 in cash, to be held in an attorneys trust account. This note carries a stated interest rate of 8% per annum and has no stated maturity date. It is convertible into shares of the Company's common stock at a maximum rate of $0.002 per share, at the option of the note holders.