Form 10QSB
period 2003-03-31
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2003

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

Statement of Operations.........................................F-3

Statement of Stockholders' Equity...............................F-4

Statement of Cash Flows.........................................F-5

Notes to Financial Statement....................................F-6

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                                     March 31,       September 30,
                                                                                       2003               2002
                                                                                ------------------ -----------------
                                                                                   (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $           10,000 $               0
                                                                                ------------------ -----------------

          Total current assets                                                              10,000                 0
                                                                                ------------------ -----------------

OTHER ASSETS
   Goodwill                                                                                      0                 0
                                                                                ------------------ -----------------

         Total other assets                                                                      0                 0
                                                                                ------------------ -----------------

Total Assets                                                                    $           10,000 $               0
                                                                                ================== =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $                0 $               0
 Demand promissory note                                                                     10,400                 0
                                                                                ------------------ -----------------

          Total current liabilities                                                         10,400                 0
                                                                                ------------------ -----------------

Total Liabilities                                                                           10,400                 0
                                                                                ------------------ -----------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                    0                 0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                  565               565
  Additional paid-in capital                                                                10,365            10,365
  Accumulated deficit                                                                      (11,330)          (10,930)
                                                                                ------------------ -----------------

          Total stockholders' equity                                                          (400)                0
                                                                                ------------------ -----------------

Total Liabilities and  Stockholders' Equity                                     $           10,000 $               0
                                                                                ================== =================










     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)


                                                    Three Months        Three Months       Six Months       Six Months
                                                       Ended                Ended             Ended            Ended
                                                   March 31, 2003      March 31, 2002    March 31, 2003    March 31, 2002
                                                ------------------  ------------------- ---------------- ----------------
REVENUES                                        $                0  $                 0 $              0 $              0

COST OF SALES                                                    0                    0                0                0
                                                ------------------  ------------------- ---------------- ----------------

     GROSS MARGIN                                                0                    0                0                0

OPERATING EXPENSES
   Salaries                                                      0                    0                0                0
   General and administrative expenses                           0                    0                0                0
   Depreciation                                                  0                    0                0                0
                                                ------------------  ------------------- ---------------- ----------------

        Total expenses                                           0                    0                0                0
                                                ------------------  ------------------- ---------------- ----------------

Loss from operations                                             0                    0                0                0

OTHER INCOME (EXPENSE)
 Interest expense                                              200                    0              400                0
 Lawsuit settlement                                              0                    0                0                0
                                                ------------------  ------------------- ---------------- ----------------

        Total other income (expense)                           200                    0              400                0
                                                ------------------  ------------------- ---------------- ----------------

Net loss                                        $              200  $                 0 $            400 $              0
                                                ==================  =================== ================ ================

Loss per weighted average common share          $            (0.01) $             (0.00)$          (0.01)$          (0.00)
                                                ==================  =================== ================ ================

Number of weighted average common shares
outstanding                                              5,650,000            5,650,000        5,655,000        5,650,000
                                                ==================  =================== ================ ================








     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                             Deficit
                                                                                           Accumulated
                                                                           Additional       During the          Total
                                                 Number of     Common       Paid-In        Development      Stockholders'
                                                  Shares        Stock       Capital           Stage            Equity
                                              -------------  ------------ -------------- ----------------- ----------------
BEGINNING BALANCE,   May 10, 1994                         0  $          0 $            0 $               0 $              0
Shares issued for services  - $0.001/sh.          4,650,000           465            465                 0              930
Net loss                                                  0             0              0              (930)            (930)
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, December 31, 1994                        4,650,000           465            465              (930)               0
Net loss                                                  0             0              0                 0                0
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, December 31, 1995                        4,650,000           465            465              (930)               0
Net loss                                                  0             0              0                 0                0
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, December 31, 1996                        4,650,000           465            465              (930)               0
Net loss                                                  0             0              0                 0                0
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, December 31, 1997                        4,650,000           465            465              (930)               0
Net loss                                                  0             0              0                 0                0
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, December 31, 1998                        4,650,000           465            465              (930)               0
Shares issued for cash - $0.10/sh                 1,000,000           100          9,900                 0           10,000
Net loss                                                  0             0              0                 0                0
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, December 31, 1999                        5,650,000           565         10,365              (930)          10,000
Net loss                                                  0             0              0            (6,650)          (6,650)
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, September 30, 2000                       5,650,000           565         10,365            (7,580)           3,350
Net loss                                                  0             0              0            (3,350)          (3,350)
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, September 30, 2001                       5,650,000           565         10,365           (10,930)               0
Net loss                                                  0             0              0                 0                0
                                              -------------  ------------ -------------- ----------------- ----------------
BALANCE, September 30, 2002                       5,650,000           565         10,365           (10,930)               0
Net loss                                                  0             0              0              (400)            (400)
                                              -------------  ------------ -------------- ----------------- ----------------
ENDING BALANCE, March 31, 2002
(unaudited)                                       5,650,000  $        565 $       10,365 $         (11,330)$           (400)
                                              =============  ============ ============== ================= ================











     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                           Six Months Ended March 31,
                                   (Unaudited)


                                                                                      2003                2002
                                                                                ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $           (400)  $                0
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                         0                    0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                   400                    0
                                                                                ----------------   ------------------
Net cash used by operating activities                                                          0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                         0                    0
                                                                                ----------------   ------------------
Net cash from investment activities                                                            0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      0                    0
   Proceeds from issuance of demand promissory note                                       10,000                    0
                                                                                ----------------   ------------------
Net cash provided by financing activities                                                 10,000                    0
                                                                                ----------------   ------------------
Net increase (decrease) in cash                                                           10,000                    0
                                                                                ----------------   ------------------
CASH, beginning of period                                                                      0                    0
                                                                                ----------------   ------------------
CASH, end of period                                                             $         10,000   $                0
                                                                                ================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $              0   $                0
                                                                                ================   ==================
Non-Cash Financing Activities:
  None                                                                          $              0   $                0
                                                                                ================   ==================










     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with regard to the six months
                   ended March 31, 2003 and 2002 is unaudited)

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

     e) Interim financial information The financial statements for the six months ended March 31, 2003 and 2002, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at March 31, 2003. The Company had issued none of its shares of preferred stock at March 31, 2003.

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

     The amount recorded as deferred tax asset as of March 31, 2003 is approximately $1,500 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The Company had no revenues for the three and six months ended March 31, 2003 and 2002, respectively.

     For the three and six months ended March 31, 2003 , the Company accrued interest expense of $200 and $400, respectively.

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

Liquidity and Capital Resources

     At March 31, 2003 and 2002, respectively, the Company had a working capital deficit of approximately $400 and $0.

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

Net Operating Losses

     The Company has net operating loss carryforwards of $11,300, expiring beginning December 31, 2009. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carryforwards.

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

     None


Item 3. Defaults in Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending March 31, 2003, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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