Form 10KSB
period 2003-09-30
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

FOR THE YEAR ENDED September 30, 2003

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

Directors, Executive Officers, Promoters and Control Persons

The directors and executive officers of the Company, their ages and positions held as of the date of this filing are set forth below:

Name                    Age     Position(s) with Company
------------------      ---     ---------------------------
Roger E. Pawson         52      Sole Officer and Director

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

Transfer Agent

The Company is its own transfer agent.

Reports to Stockholders

The Company plans to furnish its stockholders with an annual report for each fiscal year ending September30 containing financial statements audited by its independent certified public accountants. In the event the Company enters into a business combination with another Company, it is the present intention of management to continue furnishing annual reports to stockholders. Additionally, the Company may, in its sole discretion, issue unaudited annual or other interim reports to its stockholders when it deems appropriate. The Company intends to comply with the periodic reporting requirements of the Securities Exchange Act of 1934.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of Operations

The Company had no revenues for the years ended September 30, 2003 and 2002, respectively.

During the year ended September 30, 2003, the Company incurred expenses for professional fees and EDGAR filing services of approximately $0. These costs were directly related to curing the Company's deficiencies in filing periodic reports as required by the Securities Exchange Act of 1934. For the twelve months ended September 30, 2002, the Company had total general and administrative expenses of approximately $0.

For the twelve months ended September 30, 2003, the Company accrued interest expense of $800.

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

Liquidity and Capital Resources

At September 30, 2003 and 2002, respectively, the Company had a working capital deficit of approximately $800 and $0.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                                    PART III

ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

Name                    Age     Position Held and Tenure
------------------      ---     ---------------------------
Roger E. Pawson         52      President, Chief Executive Officer
                                Chief Financial Officer

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

                                                      Long-Term
                            Annual Compensation        Compensation Awards        Payouts
                            --------------------       ---------------------      --------
                            (1)            Other       Restricted    Securities                    All
                          Salary/         Annual          Stock      Underlying      LTIP         Other
Name/Title       Year       Bonus      Compensation      Awards     Options/SARs    Payouts    Compensation
---------------- -------- ------------ ----------------- ----------- --------------- --------- ------
Roger E. Pawson  2003       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-
Sole Officer     2002       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-
and Director     2001       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-

-------------------------
(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.
(2) Mr. Pawson will not be compensated until the Company receives funding in the amount of $100,000.00 or more and the Board of Directors thereafter approves reasonable compensation.


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

Statement of Cash Flows......................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
United Service Attendants ,Inc.
West Palm Beach, Florida

I have audited the accompanying balance sheet of United Service Attendants, Inc., as of September 30, 2003, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Service Attendants, Inc. as of September 30, 2003, and the results of its operations and its cash flows for the two years in the period ended September 30, 2003, in conformity with U.S. generally accepted accounting principles.



                                                    /s/ Lawrence Scharfman, CPA.
                                                        Lawrence Scharfman, CPA.
Boynton Beach, Florida
January 12, 2005

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                                  September 30,



                                                                                         2003              2002
                                                                                ------------------- -------------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $            10,000 $                 0
                                                                                ------------------- -------------------

          Total current assets                                                               10,000                   0
                                                                                ------------------- -------------------

OTHER ASSETS
   Goodwill                                                                                       0                   0
                                                                                ------------------- -------------------

         Total other assets                                                                       0                   0
                                                                                ------------------- -------------------

Total Assets                                                                    $            10,000 $                 0
                                                                                =================== ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $                 0 $                 0
 Demand promissory note                                                                      10,800                   0
                                                                                ------------------- -------------------

          Total current liabilities                                                          10,800                   0
                                                                                ------------------- -------------------

Total Liabilities                                                                            10,800                   0
                                                                                ------------------- -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                     0                   0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                   565                 565
  Additional paid-in capital                                                                 10,365              10,365
  Accumulated deficit                                                                       (11,730)            (10,930)
                                                                                ------------------- -------------------

          Total stockholders' equity                                                           (800)                  0
                                                                                ------------------- -------------------

Total Liabilities and  Stockholders' Equity                                     $            10,000 $                 0
                                                                                =================== ===================












     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                            Year ended September 30,


                                                                       2003                     2002
                                                             ----------------------- --------------------------
REVENUES                                                     $                     0 $                        0

COST OF SALES                                                                      0                          0
                                                             ----------------------- --------------------------

     GROSS MARGIN                                                                  0                          0

OPERATING EXPENSES
   Salaries                                                                        0                          0
   General and administrative expenses                                             0                          0
   Depreciation                                                                    0                          0
                                                             ----------------------- --------------------------

        Total expenses                                                             0                          0
                                                             ----------------------- --------------------------

Loss from operations                                                               0                          0

OTHER INCOME (EXPENSE)
 Interest expense                                                                800                          0
 Lawsuit settlement                                                                0                          0
                                                             ----------------------- --------------------------

        Total other income (expense)                                             800                          0
                                                             ----------------------- --------------------------

Net loss                                                     $                   800 $                        0
                                                             ======================= ==========================

Loss per weighted average common share                       $                 (0.01)$                    (0.00)
                                                             ======================= ==========================

Number of weighted average common shares outstanding
                                                                           5,650,000                  5,650,000
                                                             ======================= ==========================








     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                               Deficit
                                                                                             Accumulated
                                                                              Additional      During the            Total
                                              Number of        Common           Paid-In      Development        Stockholders'
                                                Shares          Stock           Capital         Stage              Equity
                                           ---------------  ------------ ----------------- ---------------- ------------------
BEGINNING BALANCE,   May 10, 1994                        0  $          0 $               0 $              0 $                0
Shares issued for services  - $0.001/sh.         4,650,000           465               465                0                930
Net loss                                                 0             0                 0             (930)              (930)
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, December 31, 1994                       4,650,000           465               465             (930)                 0
Net loss                                                 0             0                 0                0                  0
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, December 31, 1995                       4,650,000           465               465             (930)                 0
Net loss                                                 0             0                 0                0                  0
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, December 31, 1996                       4,650,000           465               465             (930)                 0
Net loss                                                 0             0                 0                0                  0
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, December 31, 1997                       4,650,000           465               465             (930)                 0
Net loss                                                 0             0                 0                0                  0
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, December 31, 1998                       4,650,000           465               465             (930)                 0
Shares issued for cash - $0.10/sh                1,000,000           100             9,900                0             10,000
Net loss                                                 0             0                 0                0                  0
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, December 31, 1999                       5,650,000           565            10,365             (930)            10,000
Net loss                                                 0             0                 0           (6,650)            (6,650)
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, September 30, 2000                      5,650,000           565            10,365           (7,580)             3,350
Net loss                                                 0             0                 0           (3,350)            (3,350)
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, September 30, 2001                      5,650,000           565            10,365          (10,930)                 0
Net loss                                                 0             0                 0                0                  0
                                           ---------------  ------------ ----------------- ---------------- ------------------
BALANCE, September 30, 2002                      5,650,000           565            10,365          (10,930)                 0
Net loss                                                 0             0                 0             (800)              (800)
                                           ---------------  ------------ ----------------- ---------------- ------------------
ENDING BALANCE, September 30, 2003               5,650,000  $        565 $          10,365 $        (11,730)$             (800)
                                           ===============  ============ ================= ================ ==================











     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                            Year Ended September 30,



                                                                                      2003                2002
                                                                                ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $           (800)  $                0
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                         0                    0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                   800                    0
                                                                                ----------------   ------------------
Net cash used by operating activities                                                          0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                         0                    0
                                                                                ----------------   ------------------
Net cash from investment activities                                                            0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      0                    0
   Proceeds from issuance of demand promissory note                                       10,000                    0
                                                                                ----------------   ------------------
Net cash provided by financing activities                                                 10,000                    0
                                                                                ----------------   ------------------
Net increase (decrease) in cash                                                           10,000                    0
                                                                                ----------------   ------------------
CASH, beginning of period                                                                      0                    0
                                                                                ----------------   ------------------
CASH, end of period                                                             $         10,000   $                0
                                                                                ================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $              0   $                0
                                                                                ================   ==================
Non-Cash Financing Activities:
  None                                                                          $              0   $                0
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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at September 30, 2003. The Company had issued none of its shares of preferred stock at September 30, 2003.

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

     The amount recorded as deferred tax asset as of September 30, 2003 is approximately $1,500 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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