Form 10QSB
period 2004-06-30
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2004

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

Statement of Operations......................................................F-3

Statement of Stockholders' Equity............................................F-4

Statement of Cash Flows......................................................F-5

Notes to Financial Statement.................................................F-6

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet


                                                                                        June 30,            September 30,
                                                                                          2004                  2003
                                                                                ----------------------- --------------------
                                                                                      (unaudited)
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $                10,000 $             10,000
                                                                                ----------------------- --------------------

          Total current assets                                                                   10,000               10,000
                                                                                ----------------------- --------------------

OTHER ASSETS
   Goodwill                                                                                           0                    0
                                                                                ----------------------- --------------------

         Total other assets                                                                           0                    0
                                                                                ----------------------- --------------------

Total Assets                                                                    $                10,000 $             10,000
                                                                                ======================= ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $                     0 $                  0
 Demand promissory note                                                                          11,400               10,800
                                                                                ----------------------- --------------------

          Total current liabilities                                                              11,400               10,800
                                                                                ----------------------- --------------------

Total Liabilities                                                                                11,400               10,800
                                                                                ----------------------- --------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                         0                    0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                       565                  565
  Additional paid-in capital                                                                     10,365               10,365
  Accumulated deficit                                                                           (12,330)             (11,730)
                                                                                ----------------------- --------------------

          Total stockholders' equity                                                             (1,400)                (800)
                                                                                ----------------------- --------------------

Total Liabilities and  Stockholders' Equity                                     $                10,000 $             10,000
                                                                                ======================= ====================












     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                                   (Unaudited)


                                                         Three Months        Three Months       Nine Months       Nine Months
                                                            Ended               Ended              Ended             Ended
                                                         June 30, 2004      June 30, 2003      June 30, 2004     June 30, 2003
                                                       -----------------  ------------------ ----------------- -----------------
REVENUES                                               $               0  $                0 $               0 $               0

COST OF SALES                                                          0                   0                 0                 0
                                                       -----------------  ------------------ ----------------- -----------------

     GROSS MARGIN                                                      0                   0                 0                 0

OPERATING EXPENSES
   Salaries                                                            0                   0                 0                 0
   General and administrative expenses                                 0                   0                 0                 0
   Depreciation                                                        0                   0                 0                 0
                                                       -----------------  ------------------ ----------------- -----------------

        Total expenses                                                 0                   0                 0                 0
                                                       -----------------  ------------------ ----------------- -----------------

Loss from operations                                                   0                   0                 0                 0

OTHER INCOME (EXPENSE)
 Interest expense                                                    200                 200               600               600
 Lawsuit settlement                                                    0                   0                 0                 0
                                                       -----------------  ------------------ ----------------- -----------------

        Total other income (expense)                                 200                 200               600               600
                                                       -----------------  ------------------ ----------------- -----------------

Net loss                                               $             200  $              200 $             600 $               0
                                                       =================  ================== ================= =================

Loss per weighted average common share                 $           (0.01) $            (0.01)$           (0.01)$           (0.01)
                                                       =================  ================== ================= =================

Number of weighted average common shares outstanding           5,650,000           5,650,000         5,655,000         5,650,000
                                                       =================  ================== ================= =================














     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                                 Deficit
                                                                                               Accumulated
                                                                                Additional     During the            Total
                                             Number of          Common           Paid-In       Development      Stockholders'
                                               Shares            Stock           Capital          Stage              Equity
                                           ---------------- ---------------  --------------  ---------------  ----------------
BEGINNING BALANCE,   May 10, 1994                         0 $             0  $            0  $             0  $              0
Shares issued for services  - $0.001/sh.          4,650,000             465             465                0               930
Net loss                                                  0               0               0             (930)             (930)
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, December 31, 1994                        4,650,000             465             465             (930)                0
Net loss                                                  0               0               0                0                 0
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, December 31, 1995                        4,650,000             465             465             (930)                0
Net loss                                                  0               0               0                0                 0
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, December 31, 1996                        4,650,000             465             465             (930)                0
Net loss                                                  0               0               0                0                 0
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, December 31, 1997                        4,650,000             465             465             (930)                0
Net loss                                                  0               0               0                0                 0
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, December 31, 1998                        4,650,000             465             465             (930)                0
Shares issued for cash - $0.10/sh                 1,000,000             100           9,900                0            10,000
Net loss                                                  0               0               0                0                 0
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, December 31, 1999                        5,650,000             565          10,365             (930)           10,000
Net loss                                                  0               0               0           (6,650)           (6,650)
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, September 30, 2000                       5,650,000             565          10,365           (7,580)            3,350
Net loss                                                  0               0               0           (3,350)           (3,350)
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, September 30, 2001                       5,650,000             565          10,365          (10,930)                0
Net loss                                                  0               0               0                0                 0
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, September 30, 2002                       5,650,000             565          10,365          (10,930)                0
Net loss                                                  0               0               0             (800)             (800)
                                           ---------------- ---------------  --------------  ---------------  ----------------
BALANCE, September 30, 2003                       5,650,000             565          10,365          (11,730)             (800)
Net loss                                                  0               0               0             (600)             (600)
                                           ---------------- ---------------  --------------  ---------------  ----------------
ENDING BALANCE, June 30, 2004
(unaudited)                                       5,650,000 $           565  $       10,365  $       (12,330) $         (1,400)
                                           ================ ===============  ==============  ===============  ================












     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                           Nine Months Ended June 30,
                                   (Unaudited)


                                                                                      2004                2003
                                                                                ----------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $           (600)  $             (600)
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                         0                    0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                   600                  600
                                                                                ----------------   ------------------
Net cash used by operating activities                                                          0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                         0                    0
                                                                                ----------------   ------------------
Net cash from investment activities                                                            0                    0
                                                                                ----------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                      0                    0
   Proceeds from issuance of demand promissory note                                            0               10,000
                                                                                ----------------   ------------------
Net cash provided by financing activities                                                      0               10,000
                                                                                ----------------   ------------------
Net increase (decrease) in cash                                                                0               10,000
                                                                                ----------------   ------------------
CASH, beginning of period                                                                 10,000                    0
                                                                                ----------------   ------------------
CASH, end of period                                                             $         10,000   $           10,000
                                                                                ================   ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $              0   $                0
                                                                                ================   ==================
Non-Cash Financing Activities:
  None                                                                          $              0   $                0
                                                                                ================   ==================











     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements
                   (Information with regard to the nine months
                   ended June 30, 2004 and 2003 is unaudited)

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

     e) Interim financial information The financial statements for the nine months ended June 30, 2004 and 2003, are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at June 30, 2004. The Company had issued none of its shares of preferred stock at June 30, 2004.

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


(3) Income Taxes, continued for income tax purposes of approximately $12,330 expiring beginning December 31, 2009.

     The amount recorded as deferred tax asset as of June 30, 2004 is approximately $1,800 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

Item 2. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     The Company had no revenues for the three and nine months ended June 30, 2004 and 2003, respectively.

     For the three and nine months ended June 30, 2004, the Company accrued interest expense of $200 and $600, respectively.

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

Liquidity and Capital Resources

     At June 30, 2004 and 2003, respectively, the Company had a working capital deficit of approximately $1,400 and $600.

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

Net Operating Losses

     The Company has net operating loss carry-forwards of $12,300, expiring beginning December 31, 2009. Until the Company's current operations begin to produce earnings, it is unclear whether the Company can utilize such carry-forwards.

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

     None


Item 3. Defaults in Senior Securities

     None


Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending June 30, 2004, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.


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