Form 10KSB
period 2004-09-30
UNITED SERVICE ATTENDANTS INC
filed 2005-01-18
CIK 1103720

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934

FOR THE YEAR ENDED September 30, 2004

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

Directors, Executive Officers, Promoters and Control Persons

The directors and executive officers of the Company, their ages and positions held as of the date of this filing are set forth below:

Name                    Age     Position(s) with Company
-----------------       ---     --------------------------
Roger E. Pawson         52      Sole Officer and Director

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


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Results of Operations

The Company had no revenues for the years ended September 30, 2004 and 2003, respectively.

During the year ended September 30, 2004, the Company incurred expenses for professional fees and EDGAR filing services of approximately $0. These costs were directly related to curing the Company's deficiencies in filing periodic reports as required by the Securities Exchange Act of 1934. For the twelve months ended September 30, 2004, the Company had total general and administrative expenses of approximately $0.

For the twelve months ended September 30, 2004, the Company accrued interest expense of $800.

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

Liquidity and Capital Resources

At September 30, 2004 and 2003, respectively, the Company had a working capital deficit of approximately $1,600 and $800.

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


ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.



                                    PART III


ITEM 9  -  DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
           COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers serving the Company are as follows:

Name             Age     Position Held and Tenure
-------------    ---     ---------------------------
Roger E.Pawson   52      President, Chief Executive Officer
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

                                                      Long-Term
                            Annual Compensation        Compensation Awards        Payouts
                            --------------------       ---------------------      --------
                            (1)            Other       Restricted    Securities                    All
                          Salary/         Annual          Stock      Underlying      LTIP         Other
Name/Title       Year       Bonus      Compensation      Awards     Options/SARs    Payouts    Compensation
---------------- -------- ------------ ----------------- ----------- --------------- --------- ------
Roger E. Pawson  2004       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-
Sole Officer     2003       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-
and Director     2002       $-0-           $-0-           $-0-          $-0-         $-0-        $-0-

--------------------
(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.
(2) Mr. Pawson will not be compensated until the Company receives funding in the amount of $100,000.00 or more and the Board of Directors thereafter approves reasonable compensation.


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

Statement of Cash Flows......................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
United Service Attendants ,Inc.
West Palm Beach, Florida

I have audited the accompanying balance sheet of United Service Attendants, Inc., as of September 30, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the two years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Service Attendants, Inc. as of September 30, 2004, and the results of its operations and its cash flows for the two years in the period ended September 30, 2004, in conformity with U.S. generally accepted accounting principles.



                                                    /S/ Lawrence Scharfman, CPA.
                                                        Lawrence Scharfman, CPA.
Boynton Beach, Florida
January 12, 2005

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet
                                  September 30,



                                                                                      2004              2003
                                                                                ---------------- -------------------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                          $         10,000 $            10,000
                                                                                ---------------- -------------------

          Total current assets                                                            10,000              10,000
                                                                                ---------------- -------------------

OTHER ASSETS
   Goodwill                                                                                    0                   0
                                                                                ---------------- -------------------

         Total other assets                                                                    0                   0
                                                                                ---------------- -------------------

Total Assets                                                                    $         10,000 $            10,000
                                                                                ================ ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $              0 $                 0
 Demand promissory note                                                                   11,600              10,800
                                                                                ---------------- -------------------

          Total current liabilities                                                       11,600              10,800
                                                                                ---------------- -------------------

Total Liabilities                                                                         11,600              10,800
                                                                                ---------------- -------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                  0                   0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                565                 565
  Additional paid-in capital                                                              10,365              10,365
  Accumulated deficit                                                                    (12,530)            (11,730)
                                                                                ---------------- -------------------

          Total stockholders' equity                                                      (1,600)               (800)
                                                                                ---------------- -------------------

Total Liabilities and  Stockholders' Equity                                     $         10,000 $            10,000
                                                                                ================ ===================




     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations
                            Year ended September 30,


                                                                                    2004              2003
                                                                             ----------------- -------------------
REVENUES                                                                     $               0 $                 0

COST OF SALES                                                                                0                   0
                                                                             ----------------- -------------------

     GROSS MARGIN                                                                            0                   0

OPERATING EXPENSES
   Salaries                                                                                  0                   0
   General and administrative expenses                                                       0                   0
   Depreciation                                                                              0                   0
                                                                             ----------------- -------------------

        Total expenses                                                                       0                   0
                                                                             ----------------- -------------------

Loss from operations                                                                         0                   0

OTHER INCOME (EXPENSE)
 Interest expense                                                                          800                 800
 Lawsuit settlement                                                                          0                   0
                                                                             ----------------- -------------------

        Total other income (expense)                                                       800                 800
                                                                             ----------------- -------------------

Net loss                                                                     $           800   $               800
                                                                             ================= ===================

Loss per weighted average common share                                       $           (0.01)$             (0.01)
                                                                             ================= ===================

Number of weighted average common shares outstanding
                                                                                     5,650,000           5,650,000
                                                                             ================= ===================









     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                       Deficit
                                                                                     Accumulated
                                                                        Additional    During the         Total
                                              Number of      Common      Paid-In     Development     Stockholders'
                                                Shares        Stock      Capital        Stage           Equity
                                            -------------- ----------- ------------ -------------- -----------------
BEGINNING BALANCE,   May 10, 1994                        0 $         0 $          0 $            0 $               0
Shares issued for services  - $0.001/sh.         4,650,000         465          465              0               930
Net loss                                                 0           0            0           (930)             (930)
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, December 31, 1994                       4,650,000         465          465           (930)                0
Net loss                                                 0           0            0              0                 0
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, December 31, 1995                       4,650,000         465          465           (930)                0
Net loss                                                 0           0            0              0                 0
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, December 31, 1996                       4,650,000         465          465           (930)                0
Net loss                                                 0           0            0              0                 0
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, December 31, 1997                       4,650,000         465          465           (930)                0
Net loss                                                 0           0            0              0                 0
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, December 31, 1998                       4,650,000         465          465           (930)                0
Shares issued for cash - $0.10/sh                1,000,000         100        9,900              0            10,000
Net loss                                                 0           0            0              0                 0
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, December 31, 1999                       5,650,000         565       10,365           (930)           10,000
Net loss                                                 0           0            0         (6,650)           (6,650)
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, September 30, 2000                      5,650,000         565       10,365         (7,580)            3,350
Net loss                                                 0           0            0         (3,350)           (3,350)
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, September 30, 2001                      5,650,000         565       10,365        (10,930)                0
Net loss                                                 0           0            0              0                 0
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, September 30, 2002                      5,650,000         565       10,365        (10,930)                0
Net loss                                                 0           0            0           (800)             (800)
                                            -------------- ----------- ------------ -------------- -----------------
BALANCE, September 30, 2003                      5,650,000         565       10,365        (11,730)             (800)
Net loss                                                 0           0            0           (800)             (800)
                                            -------------- ----------- ------------ -------------- -----------------
ENDING BALANCE, September 30, 2004               5,650,000 $       565 $     10,365 $      (12,530)$          (1,600)
                                            ============== =========== ============ ============== =================








     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Cash Flows
                            Year Ended September 30,



                                                                                                  2004          2003
                                                                                              ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      $       (800) $        (800)
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                                   0              0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                             800            800
                                                                                              ------------  -------------
Net cash used by operating activities                                                                    0              0
                                                                                              ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                                   0              0
                                                                                              ------------  -------------
Net cash from investment activities                                                                      0              0
                                                                                              ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                                0              0
   Proceeds from issuance of demand promissory note                                                      0         10,000
                                                                                              ------------  -------------
Net cash provided by financing activities                                                                0         10,000
                                                                                              ------------  -------------
Net increase (decrease) in cash                                                                          0         10,000
                                                                                              ------------  -------------
CASH, beginning of period                                                                           10,000              0
                                                                                              ------------  -------------
CASH, end of period                                                                           $     10,000  $      10,000
                                                                                              ============  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                                        $          0  $           0
                                                                                              ============  =============
Non-Cash Financing Activities:
  None                                                                                        $          0  $           0
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

(2) Stockholders' Equity The Company has authorized 50,000,000 shares of $0.0001 par value common stock, and 10,000,000 shares of no par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance. The Company had 5,650,000 shares of common stock issued and outstanding at September 30, 2004. The Company had issued none of its shares of preferred stock at September 30, 2004.

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

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements



(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $12,530 expiring beginning December 31, 2009.

     The amount recorded as deferred tax asset as of September 30, 2004 is approximately $1,800 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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