Form 10KSB
period 2004-12-31
PEGASUS WIRELESS CORP
filed 2005-02-17
CIK 1103720

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES ACT OF 1934


FOR THE YEAR ENDED December 31, 2004

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings requirements for the past 90 days. Yes [ ] No [X]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB. [ ]


The Issuer's revenues for the fiscal year ended December 31, 2004 was $0.


The aggregate market value of voting common equity held by non-affiliates as of January 31, 2005 was approximately $0.


As of December 31, 2004 there were 5,650,000 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes [_]   No [X]

                                TABLE OF CONTENTS

PART I

Item 1    Description of Business
Item 2    Description of Property
Item 3    Legal Proceeding
Item 4    Submission of Matters to a Vote of Security Holders


PART II

Item 5 Market for Common Equity and Other Shareholder Matters
Item 6 Management's Discussion and Analysis or Plan of Operation
Item 7 Financial Statements
Item 8 Changes In and Disagreements With Accountants Item 8A Controls and Procedures


PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10   Executive Compensation
Item 11   Security Ownership of Certain Beneficial Owners and Management
Item 12   Certain Relationships and Related Transactions
Item 13   Exhibits and Reports on Form 8-K


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

On November 1, 2004, the Company changed its fiscal year end from September 30 to December 31. The Company believes that this change will aid it in its search for a suitable merger candidate.

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

Directors, Executive Officers, Promoters and Control Persons

The directors and executive officers of the Company, their ages and positions held as of the date of this filing are set forth below:

Name             Age   Position(s) with Company
---------------  ---   ---------------------------
Roger E. Pawson  52    Sole Officer and Director

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

Results of Operations

The Company had no revenues for the transitional period and year ended December 31, 2004 and September 30, 2004, respectively.

During the transitional period ended December 31, 2004, the Company incurred expenses for professional fees and EDGAR filing services of approximately $0. These costs were directly related to curing the Company's deficiencies in filing periodic reports as required by the Securities Exchange Act of 1934. For the transitional period ended December 31, 2004, the Company had total general and administrative expenses of approximately $0.

For the transitional period ended December 31, 2004, the Company accrued interest expense of $200.

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

Liquidity and Capital Resources

At December 31, and September 30, 2004, respectively, the Company had a working capital deficit of approximately $1,800 and $1,600.

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


Item 8 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.



                                    PART III


Item 9 - Directors,   Executive   Officers,   Promoters   and  Control  Persons;
         Compliance with Section 16(a) of the Exchange Act

The directors and executive officers serving the Company are as follows:

 Name            Age       Position Held and Tenure
-------------   -----     ---------------------------
Roger E.Pawson    52       President, Chief Executive Officer
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

                                                Long-Term
                      Annual Compensation    Compensation Awards       Payouts
                      --------------------   ---------------------     --------
                        (1)         Other   Restricted Securities              All
                       Salary/      Annual    Stock    Underlying   LTIP      Other
Name/Title       Year   Bonus   Compensation  Awards   Options/SARs Payouts Compensation
---------------- ---- --------- ------------ --------- ------------ ------- ------
Roger E. Pawson  2004   $-0-        $-0-      $-0-        $-0-      $-0-      $-0-
Sole Officer     2003   $-0-        $-0-      $-0-        $-0-      $-0-      $-0-
and Director
                 2002   $-0-        $-0-      $-0-        $-0-      $-0-      $-0-

------------------------------
(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.
(2) Mr. Pawson will not be compensated until the Company receives funding in the amount of $100,000.00 or more and the Board of Directors thereafter approves reasonable compensation.


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

Exhibit
Number        Description
-------     ------------------------------

31.1     *  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1     *  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
-----------------------
*   Filed herewith




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

                         United Service Attendants, Inc.



Dated: February 16, 2005                By:      /s/ Roger E. Pawson
                                         ---------------------------
                                         Roger E. Pawson
                                         Chief Executive Officer,
                                         Chief Financial Officer



In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date as indicated.




Dated: February 16, 2005                By:      /s/ Roger E. Pawson
                                         ---------------------------
                                         Roger E. Pawson
                                         Chief Executive Officer,
                                         Chief Financial Officer

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

Statement of Cash Flows......................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Stockholders
United Service Attendants ,Inc.
West Palm Beach, Florida

I have audited the accompanying balance sheet of United Service Attendants, Inc., as of December 31, 2004 and September 30, 2004, and the related statements of operations, stockholders' equity (deficit) and cash flows for the fifteen months in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of United Service Attendants, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the fifteen months in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.



                                                      /s/Lawrence Scharfman, CPA
                                                        Lawrence Scharfman, CPA.

Boynton Beach, Florida
January 31, 2005

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                                  Balance Sheet



                                                                                   December 31,          September 30,
                                                                                        2004                 2004
                                                                                -------------------  ---------------------
                                           ASSETS
CURRENT ASSETS
  Cash                                                                          $            10,000  $              10,000
                                                                                -------------------  ---------------------

          Total current assets                                                               10,000                 10,000
                                                                                -------------------  ---------------------

OTHER ASSETS
   Goodwill                                                                                       0                      0
                                                                                -------------------  ---------------------

         Total other assets                                                                       0                      0
                                                                                -------------------  ---------------------

Total Assets                                                                    $            10,000  $              10,000
                                                                                ===================  =====================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                              $                 0  $                   0
 Demand promissory note                                                                      11,800                 11,600
                                                                                -------------------  ---------------------

          Total current liabilities                                                          11,800                 11,600
                                                                                -------------------  ---------------------

Total Liabilities                                                                            11,800                 11,600
                                                                                -------------------  ---------------------

STOCKHOLDERS' EQUITY
  Preferred stock, no par value, authorized 10,000,000 shares;
     0 issued and outstanding                                                                     0                      0
  Common stock, $0.0001 par value, authorized 50,000,000 shares;
      5,650,000shares  issued and outstanding                                                   565                    565
  Additional paid-in capital                                                                 10,365                 10,365
  Accumulated deficit                                                                       (12,730)               (12,530)
                                                                                -------------------  ---------------------

          Total stockholders' equity                                                         (1,800)                (1,600)
                                                                                -------------------  ---------------------

Total Liabilities and  Stockholders' Equity                                     $            10,000  $              10,000
                                                                                ===================  =====================




     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                             Statement of Operations


                                                                                    Three Months
                                                                                       Ended               Year ended
                                                                                    December 31,         September 30,
                                                                                        2004                  2003
                                                                                -------------------- ----------------------

REVENUES                                                                        $                  0 $                    0

COST OF SALES                                                                                      0                      0
                                                                                -------------------- ----------------------

     GROSS MARGIN                                                                                  0                      0

OPERATING EXPENSES
   Salaries                                                                                        0                      0
   General and administrative expenses                                                             0                      0
   Depreciation                                                                                    0                      0
                                                                                -------------------- ----------------------

        Total expenses                                                                             0                      0
                                                                                -------------------- ----------------------

Loss from operations                                                                               0                      0

OTHER INCOME (EXPENSE)
 Interest expense                                                                                200                    800
 Lawsuit settlement                                                                                0                      0
                                                                                -------------------- ----------------------

        Total other income (expense)                                                             200                    800
                                                                                -------------------- ----------------------

Net loss                                                                        $              200   $                  800
                                                                                ==================== ======================

Loss per weighted average common share                                          $              (0.01)$                (0.01)
                                                                                ==================== ======================

Number of weighted average common shares outstanding
                                                                                           5,650,000              5,650,000
                                                                                ==================== ======================







     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Statement of Stockholders' Equity (Deficit)

                                                                                              Deficit
                                                                                            Accumulated
                                                                            Additional      During the            Total
                                              Number of        Common        Paid-In        Development       Stockholders'
                                               Shares          Stock         Capital           Stage             Equity
                                            --------------  ------------  -------------- ----------------- -------------------
BEGINNING BALANCE,   May 10, 1994                        0  $          0  $            0 $               0 $                 0
Shares issued for services  - $0.001/sh.         4,650,000           465             465                 0                 930
Net loss                                                 0             0               0              (930)               (930)
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1994                       4,650,000           465             465              (930)                  0
Net loss                                                 0             0               0                 0                   0
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1995                       4,650,000           465             465              (930)                  0
Net loss                                                 0             0               0                 0                   0
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1996                       4,650,000           465             465              (930)                  0
Net loss                                                 0             0               0                 0                   0
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1997                       4,650,000           465             465              (930)                  0
Net loss                                                 0             0               0                 0                   0
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1998                       4,650,000           465             465              (930)                  0
Shares issued for cash - $0.10/sh                1,000,000           100           9,900                 0              10,000
Net loss                                                 0             0               0                 0                   0
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, December 31, 1999                       5,650,000           565          10,365              (930)             10,000
Net loss                                                 0             0               0            (6,650)             (6,650)
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, September 30, 2000                      5,650,000           565          10,365            (7,580)              3,350
Net loss                                                 0             0               0            (3,350)             (3,350)
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, September 30, 2001                      5,650,000           565          10,365           (10,930)                  0
Net loss                                                 0             0               0                 0                   0
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, September 30, 2002                      5,650,000           565          10,365           (10,930)                  0
Net loss                                                 0             0               0              (800)               (800)
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, September 30, 2003                      5,650,000           565          10,365           (11,730)               (800)
Net loss                                                 0             0               0              (800)               (800)
                                            --------------  ------------  -------------- ----------------- -------------------
BALANCE, September 30, 2004                      5,650,000           565          10,365           (12,530)             (1,600)
Net loss                                                 0             0               0              (200)               (200)
                                            --------------  ------------  -------------- ----------------- -------------------
ENDING BALANCE, December 31, 2004                5,650,000  $        565  $       10,365 $         (12,730)$            (1,800)
                                            ==============  ============  ============== ================= ===================











     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                      Consolidated Statement of Cash Flows



                                                                                   Three Months        Year Ended
                                                                                      Ended            September
                                                                                   December 31,           30,
                                                                                       2004               2004
                                                                                ------------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                        $             (200) $           (800)
Adjustments to reconcile net loss to net cash used by operating activities:
      Common stock issued for services                                                           0                 0
Changes in operating assets and liabilities:
   Increase (decrease) in accrued interest                                                     200               800
                                                                                ------------------  ----------------
Net cash used by operating activities                                                            0                 0
                                                                                ------------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  None                                                                                           0                 0
                                                                                ------------------  ----------------
Net cash from investment activities                                                              0                 0
                                                                                ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock                                                        0                 0
   Proceeds from issuance of demand promissory note                                              0            10,000
                                                                                ------------------  ----------------
Net cash provided by financing activities                                                        0            10,000
                                                                                ------------------  ----------------
Net increase (decrease) in cash                                                                  0            10,000
                                                                                ------------------  ----------------
CASH, beginning of period                                                                   10,000                 0
                                                                                ------------------  ----------------
CASH, end of period                                                             $           10,000  $         10,000
                                                                                ==================  ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  None                                                                          $                0  $              0
                                                                                ==================  ================
Non-Cash Financing Activities:
  None                                                                          $                0  $              0
                                                                                ==================  ================












     The accompanying notes are an integral part of the financial statements

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                          Notes to Financial Statements


(1) Summary of Significant Accounting Principles

     The Company United Service Attendants, Inc., (the Company) is a Florida chartered corporation which conducts business from its headquarters in West Palm Beach, Florida. The Company was incorporated on May 11, 1994 and had elected December 31 as its fiscal year end. The Company failed to develop its original business plan, and abandoned it in December 1994. In October 1999, the Company was reinstated by the State of Florida, and the Company changed its fiscal year end to September 30. Its then new plan was abandoned in October 2000. In October 2002, the Company negotiated a $10,000 loan convertible into common stock of the Company in order to allow it to resume its second plan, which is to seek out and merge with a viable private entity. The plan was conducted very informally and without actively pursuing a candidate, therefore it had virtually non-existent operations until very late 2004. In November 2004, the Company changed its fiscal year end from September 30 to December 31, to aid in its plan to seek a reverse merger candidate. The following summarize the more significant accounting and reporting policies and practices of the Company:

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

                         United Service Attendants, Inc.
                        (A Development Stage Enterprise)
                   Notes to Consolidated Financial Statements



(3) Income Taxes Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry-forwards for income tax purposes of approximately $12,730 expiring beginning December 31, 2009.

     The amount recorded as deferred tax asset as of December 31, 2004 is approximately $1,800 which represents the amount of tax benefit of the loss carry-forward. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

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

(5) Change in fiscal year end In November 2004, the Company changed its fiscal year end from September 30 to December 31, to aid in its plan to seek a reverse merger candidate, as most candidates are on a December 31 year end themselves.

(6) Subsequent events On February 1, 2005, the Company agreed to be acquired as a wholly owned subsidiary by Pegasus Wireless Corp. Pegasus is currently traded on the NQB Pink Sheets as PGWR. As a result of this merger, Pegasus is required to be reporting as successor to the Company.